Form 10-Q
period 2015-06-30
SOUTHERN ITS INTERNATIONAL, INC.
filed 2023-05-26
CIK 1468978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55420

SOUTHERN ITS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	7382	EIN: 22-2977583
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

42215 Washington Street

Suite A-345

Palm Desert, CA 92211

(442) 300-6522

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging Growth Company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 79,387,328 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 24, 2023.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern ITS International, Inc.

Consolidated Financial Statements

June 30, 2015 and December 31, 2014

(Unaudited)

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets:
Current Assets
Cash and Cash Equivalents	$3,352	$20,994
Accounts Receivable, net	-	-
Advances to Non-Related Parties	10,000	10,000
Prepaid Items	2,000	673,150
Total Current Assets	15,352	704,144
Fixed Assets:
Furniture and Equipment	5,808	5,808
Accumulated Depreciation	(2,775)	(2,360)
Total Fixed Assets	3,033	3,448
Total Assets	$18,385	$707,592
Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts Payable & Accrued Expenses	$166,080	$128,829
Accrued Interest	442,472	387,882
Convertible Notes Payable- Related Party	294,712	294,712
Convertible Notes Payable	400,000	375,000
Notes Payable- Related Party	96,205	96,205
Derivative Liability	1,453,618	1,453,618
Total Current Liabilities	2,853,087	2,736,246
Non-Current Liabilities:
Convertible Notes Payable- Related Party	-	-
Total Non-Current Liabilities	-	-
Total Liabilities	2,853,087	2,736,246
Stockholders’ Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares
Issued 5,000,000 shares respectively	5,000	5,000
Common Stock, Par value $0.001, Authorized 50,000,000 shares
Issued 19,134,708 shares	19,135	19,135
Paid-In Capital	5,844,391	6,098,117
Deficit Accumulated During Development Stage	(8,703,228)	(8,150,905)
Total Stockholders’ Equity	(2,834,702)	(2,028,654)
Total Liabilities and Stockholders’ Equity	$18,385	$707,592

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Uaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Revenues	$53,104	$326,823
Costs of Services	19,455	212,737
Gross Margin	33,649	114,086
Operating Expenses:
Consulting	30,572	54,327
Professional Fees	5,130	24,947
Wages	24,535	32,629
General and Administrative	70,261	64,186
Total Operating Expenses	130,498	176,089
Operating Income (Loss)	(96,849)	(62,003)
Other Income (Expense):
Interest Expense	(26,687)	(52,316)
Interest Income	-	42,770
Total Other Income (Expense)	(26,687)	(9,546)
Net Income (Loss) Before Taxes	(123,536)	(71,549)
Income Tax Provision	-	-
Net Income (Loss)	$(123,536)	$(71,549)
Loss per Share, Basic &
Diluted	$(0.02)	$(0.01)
Weighted Average Shares
Outstanding	19,134,708	175,644,109

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Common	Additional		Total
	Preferred	Preferred	Common	Common	Stock	Paid in	Accumulated	Stockholders’
	Shares	Stock	Shares	Stock	Issuable	Capital	Deficit	Equity (Deficit)

Net Loss Inception (March 26, 2008) to 12/31/2008	-	$-	-	$-	-	$-	$(282,194)	$(282,194)
Stock issued at inception	-	-	5,771.44	6	-	93,515	-	93,521
Net Loss for year ended December 31, 2009	-	-	-	-	-	-	(457,774)	(457,774)
Balance December 31, 2009	-	-	5,771	6	-	93,515	(739,968)	(646,447)
Stock issued for services	-	-	133.33	0	-	13,000	-	13,000
Stock issued for debt reduction	-	-	400	0	-	22,748	-	22,748
Net Loss for year ended December 31, 2010	-	-	-	-	-	-	(211,081)	(211,081)
Balance December 31, 2010	-	-	6,305	6	-	129,263	(951,049)	(821,780)
Stock issued for services	-	-	26,666.67	27	-	2,999,973	-	3,000,000
Stock issued for debt reduction	-	-	10,406.67	10	-	19,990	-	20,000
Net loss for year ended December 31, 2011	-	-	-	-	-	-	(3,137,881)	(3,137,881)
Balance December 31, 2011	-	-	43,378	43	-	3,149,226	(4,088,930)	(939,661)
Stock issued pursuant to share exchange-addendum was later executed on April 30, 2013	-	-	4,000,000	4,000	-	(4,000)	-	-
Stock issuable pursuant to addendum to share exchange agreement	-	-	-	-	20,000	2,080,000	-	2,100,000
Stock issued for debt reduction	-	-	2,920,000	2,920	-	70,080	-	73,000
Stock issued for services	-	-	969.52	1	-	2,882	-	2,883
Net loss for year ended December 31, 2012	-	-	-		-	-	(2,148,761)	(2,148,761)
Balance December 31, 2012	-	-	6,964,348	6,964	20,000	5,298,188	(6,237,691)	(912,539)
Stock cancelled per addendum to share exchange agreement	-	-	(4,000,000)	(4,000)	-	4,000	-	-
Stock issued per addendum to share exchange agreement	-	-	400,000	400	(20,000)	19,600	-	-
Preferred stock for services	5,000,000	5,000	-	-	-	-	-	5,000
Stock for services	-	-	400,000	400	-	43,600	-	44,000
Net loss for year ended December 31, 2013		-	-	-	-	-	(1,442,631)	(1,442,631)
Balance December 31, 2013	5,000,000	5,000	3,764,348	3,764	-	5,365,388	(7,680,322)	(2,306,170)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	-	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	-	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	-	752,250	-	765,000
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(470,583)	(470,583)
Balances December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,150,905)	$(2,028,654)
Net Loss for Quarter March 31, 2015							(90,797)	(90,797)
							(21,703)	(21,703)
Balances March 31, 2015	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,263,405)	$(2,141,153)
Net Loss for Quarter June 30, 2015							(32,739)	(32,739)
Adj. Prepaid Expenses						(253,726)	(407,084)	(660,810)
Balances June 30, 2015	5,000,000	$5,000	19,134,708	$19,135	-	$5,844,391	$(8,703,228)	$(2,834,702)

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(123,536)	$(71,549)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	415	415
Stock issued for services	-	-
Bad Debts	-	8,976
Changes in Operating Assets and Liabilities
Increase in accounts payable & accrued expenses	37,251	81,753
Increase in Advance to Related Party	-	(29,345)
Increase in Note Receivable		(55,000)
Increase in Interest Receivable		(42,750)
Increase in accrued interest	54,590	-
Increase (decrease) in accounts receivable, net	-	11,410
Accrued expenses	(11,362)	-
Derivative expense	-	-
Net Cash Used in Operating Activities	(42,642)	(96,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related party	-	2,750
Payments on note payable to related party	-	(650)
Proceeds from note payable	25,000	50,000
Net Cash Provided by Financing Activities	25,000	52,100
Net (Decrease) Increase in Cash	(17,642)	(43,990)
Cash at Beginning of Period	20,994	99,970
Cash at End of Period	$3,352	$55,980
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-
The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

NOTE 1 - NATURE AND DESCRIPTION OF BUSINESS

Southern ITS International, Inc. (formerly Alco Advanced Technologies, Inc.) (“Company”) was incorporated in the State of Nevada on September 27, 1984. On March 21, 2012, the Company changed its name from Alco Advanced Technologies, Inc. to Southern ITS International, Inc.

The Company executed a share exchange with Southern ITS Corporation (“the Subsidiary”) in which the result was Southern ITS becoming a wholly-owned subsidiary of the Company. Refer to Note 9 for more information.

The Company’s operations consist of providing turnkey integration of electronic security systems for various types of industries, such as transportation, gaming and other secure operations in both government and private sectors. The integration includes surveillance, access control, network infrastructure, data communications and fire and burglar alarm systems. Today, security technologies are evolving rapidly and require remote access through various networks, firewalls and internet security. Surveillance systems and access control are all network- dependent and work best for the end user when they are completely integrated. The Company’s mission is to provide a complete integration of the various electronic security systems with the computer networks that they are dependent upon and ensuring that the systems will remain secure from potential cyber attack.

On July 17, 2014, the Company enacted a 1-for-50 reverse stock split. The Company has adjusted all periods presented for the effects of the stock split.

On August 15, 2014, the Company amended its articles of incorporation to decrease its authorized shares of common stock from Two Hundred Fifty Million (250,000,000) shares to Fifty Million (50,000,000) shares, with a par value of $0.001. The Company remains to have Ten Million (10,000,000) preferred shares with par value of

$0.001 authorized. The Company designated 10,000,000 Series A Preferred Stock which have preferred voting rights equal to 500 votes for each 1 preferred share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Restatement of Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the current period presentation pursuant to a 1 for 50 reverse stock split on, see Note 14.

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of June 30, 2015 and December 31, 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates and assumptions impact, among others, the valuation allowance for deferred tax assets, due to continuing and expected future losses, and share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful account balance of $0 at June 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended June 30, 2015 and December 31,2014.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation on a straight line basis over the estimated useful lives of 5 to 7 years. Maintenance and repairs are charged to operations when incurred. Betterment and renewals are capitalized when deemed material. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Intangible Assets

Valuation of intangible assets include significant estimates and assumptions such as estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Long Lived Assets

The Company reviews the recover-ability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recover-ability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from its estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of its customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) the collectability is reasonably assured. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance has not been recognized. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales. The Company’s subsidiary earned the majority of the Company’s revenues in 2012 from installing network surveillance systems. The Company applies the percentage-of-completion revenue recognition principles of accounting when recording revenues for ongoing projects.

Risks and uncertainties

The Company operates in an industry that is subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Segment information

During 2015 & 2014, the Company only operated in one segment; therefore, segment information has not been presented.

Share based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At June 30, 2015, there were 30,166,314 potential dilutive shares outstanding which relate to the outstanding warrants with exercise prices below the closing trading price of the Company’s stock as of June 30, 2015.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intra-period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a Particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent accounting pronouncements

On January 15, 2014—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Accounting for Goodwill (Topic 350):. The Update simplifies the accounting alternative, if elected, to goodwill existing as of the beginning of the period of adoption and any new goodwill recognized in annual periods beginning after December 15, 2014.

In April 2013, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (codified within ASC 605 - Revenue Recognition). ASU 2013-45 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for construction contracts.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of

$8,703,228 from inception (September 27, 1984) to June 30, 2015. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

The Company is in the development stage and anticipates that it will be able to have profitable operations in the near future. The Company believes its current available cash, along with anticipated revenues, will be sufficient to meet its cash needs for the near future. There can be no assurance that future financing will be available in amounts or terms acceptable to the Company, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	seeking additional debt and/or equity financing,

•	continue with development and implementation of the business plan,

•	assess business markets and related opportunities so that more significant revenues can be generated, and

•	allocation of sufficient resources to continue with service product marketing efforts.

NOTE 4 - REVERSE STOCK SPLIT

On August 4, 2014, the Company executed a reverse stock split whereby the holders of stock in the Company, Southern ITS International, Inc., received one (1) post reverse stock-split share of common stock, $0.001 par value per share, in exchange for every fifty (50) shares of common stock (in effect, a 1 for 50 reverse split).

Prior to the reverse stock split the Company had 168,217,400 shares of common stock outstanding. As a result of the 1 for 50 reverse stock-split, the Company had 3,284,708 post reverse-split common shares issued and outstanding. The Company has adjusted the equity statement and equity portion of the balance sheet to retroactively account for the reverse stock split as if it occurred at inception.

NOTE 5 - PREPAIDS

The prepaid asset balance at June 30, 2015, is a prepaid office rent deposit of $2,000.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company had the following accounts receivable balances as of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
Accounts Receivable	$0	$0
Less: Allowance for Doubtful Accounts	-	-
Total	$0	$ o

In the year ended December 31, 2014, the Company recorded $-0- of bad debt expense and the same for the period ended June 30, 2015. As of December 31, 2014, the Company had fully reduced the accounts receivable balance with the allowance for doubtful account balance due to the certainty of non-collection of receivables. Therefor the Company wrote off the accounts receivable and allowance for doubtful accounts balances to zero.

NOTE 7 - FIXED ASSETS

At June 30, 2015 and December 31, 2014 the Company has the following fixed assets:

	June 30, 2015	December 31, 2014
Furniture and Equipment	$5,808	$5,808
Less Accumulated Depreciation	(2,775)	(2,360)
Fixed Assets, net	$3,033	$3,448

Depreciation expense for the period ended June 30, 2015 was $415. Depreciation expense for the year ended December 31, 2014 was $830.

NOTE 8 - NOTES PAYABLE

The company has unsecured notes payable and convertible notes payable to related parties and non-related parties at June 30, 2015 under the following general terms:

Convertible notes payable to related parties

Between May 12, 2008 and December 29, 2011, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Bonavel Development, S.A. for a total amount of $130,820. The notes bear a 10% interest rate per annum and have a maturity date of March 31, 2015 and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2015, there is a principle balance outstanding in the amount of $37,820 with accrued interest of $45,047. Of the total amount of $130,820 in principle, $93,000 was converted into stock of the Company, all of which occurred prior to January 1, 2013. As of June 30 2015, the Company recorded a derivative liability of $164,005 which was calculated using the Black Scholes Model.

Between November 2, 2009 and December 21, 2012, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Alco Scanning Services, Inc. for a total amount of $348,643. The notes bear a 10% interest rate per annum and have a maturity date of December 31, 2012, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2015, there is a principle balance outstanding in the amount of $256,891 with accrued interest of $120,123. Of the total amount of $348,643 in principle, $91,752 was repaid with cash, all of which occurred prior to January 1, 2013. As of June 30, 2015, no principle has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $744,500 which was calculated using the Black Scholes Model.

Convertible notes payable to non-related parties

On April 20, 2009, the Company entered into a convertible promissory note with Katherine Loren Armagnac in the amount of $30,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

On June 8, 2009, the Company entered into a convertible promissory note with Steven R. Hammond in the amount of $75,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

On March 22, 2015, the Company entered into a convertible promissory note with Chip Spear in the amount of $10,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

On March 2, 2015, the Company entered into a convertible promissory note with Craig Plummer in the amount of $25,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

On April 20, 2015, the Company entered into a convertible promissory note with Casey Saunders in the amount of $10,000 with an interest rate of 20% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

On December 12, 2014, the Company entered into a convertible promissory note with Erik Miller in the amount of $50,000 with an interest rate of 10% per annum, unsecured, and due December 12, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to $0.10 per share. As of June 30, 2015, no principle has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $77,260 which was calculated using the Black Scholes Model.

On June 3, 2009, the Company entered into a convertible promissory note with Marflu S.A. for a total amount of $200,000. The note bears 10% interest rate per annum and has a maturity date of June 3, 2014, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.001 per share. As of June 30, 2015, there is a principle balance outstanding in the amount of $200,000 with accrued interest of $87,447. As of June 30, 2015, no principle has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $467,853 which was calculated using the Black Scholes Model.

Notes payable to related parties

Beginning on December 31, 2008, Sylvain Desrosiers, CEO has loaned various sums to the company. These are recorded as a loan from related party. The note bears a 10% interest rate per annum and has no maturity date.

As of June 30, 2015, there is a principle balance outstanding in the amount of $96,205 with accrued interest of

$70,969.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
1. Convertible notes payable to related parties bearing interest at 10% - in default	294,712	294,712
2. Convertible notes payable to non-related parties bearing interest at 10% - Marflu in default	400,000	375,000
3. Notes payable to related parties bearing interest at 10%	96,205	96,205
Totals	$790,917	$765,917

The Company had an accrued interest balance on the notes payable in the amount of $442,472 and $387,882 as of June 30, 2015 and December 31, 2014.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Conversion of Notes Payable

There were no conversions of debt in the period ended June 30, 2015. In the year ended December 31, 2014, two non-related party note holders converted a total of $16,000 of principle debt and $1,500 of accrued interest on said debt into 3,100,000 post reverse-split shares of common stock.

NOTE 9 - SHARE EXCHANGE AGREEMENT

On April 17, 2012, the Company issued 200,000,000 post reverse-split shares of common stock to the sole equity owner of Southern ITS Corporation for 100% of the issued and outstanding shares of capital stock in Southern ITS. This executed share exchange agreement resulted in Southern ITS Corporation becoming a wholly-owned subsidiary of the Company.

Addendum to Share Exchange Agreement

On April 30, 2013, the Company entered into an addendum with Southern ITS to amend its previously executed share exchange agreement on April 17, 2012. The addendum includes a mutually agreed upon revaluation of the consideration paid to acquire SIC whereby the new valuation will be 400,000 post reverse-split shares instead of 4,000,000 post reverse-split shares of common stock. The Company was returned the initial 4,000,000 post reverse-split shares from Southern ITS which they then canceled. The Company then issued a new certificate for 400,000 post reverse-split to the president of Southern ITS in September of 2013. The Company has restated its prior year comparative financial information to account for this revaluation.

On March 18, 2014, the company entered into an addendum with Southern ITS to amend its previous agreement and Southern ITS returned 400,000 post reverse-split shares of common stock to the treasury.

Goodwill

On April 17, 2012, Southern ITS had assets of $126,450, liabilities of $0, and retained earnings of $168,376. The share exchange agreement resulted in the Company recording goodwill of $1,973,550. This was calculated from taking the closing reverse-split stock price on the date of the share exchange agreement, $5.25 on April 17, 2013, times the amended consideration paid of 400,000 post reverse-split shares, minus assets received of $126,450. The Company later impaired the goodwill asset which is described in Note 9.

NOTE 10 - IMPAIRMENT OF GOODWILL

The Company’s stock exchange with Southern ITS resulted in the recording a goodwill in the amount of $1,973,550. At December 31, 2012 the Company’s test of goodwill resulted in the write off of $1,973,550 which was recorded in the statements of operations.

NOTE 11 - OFFICER AND RELATED PARTY TRANSACTIONS

Employment agreements with CFO/Treasurer

On August 31, 2014, the Company executed an employment agreement with its CFO and Treasurer, William Noll whereby the Company issued Mr. Noll 2,000,000 post reverse-split shares of common stock for five (5) years services. As of the date of the executed employment agreement, the value of the 2,000,000 post reverse-split shares of common stock were valued at $0.06 per share which resulted in a valuation of $120,000.

Employment agreement with CEO

On August 31, 2014, the Company executed an employment agreement with its CEO, Sylvain Desrosiers, whereby the Company issued Mr. Desrosiers 10,000,000 post reverse-split shares of common stock for five (5) years services. As of the date of the executed employment agreement, the value of the 10,000,000 post reverse-split shares of common stock were valued at $0.06 per share which resulted in a valuation of $600,000.

Convertible Notes Payable- Related Parties

As of June 30, 2015 and December 31, 2014, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at June 30, 2015 and December 31, 2014 was $256,891. The note holder may convert to common shares at a fixed price of $.025 per share.

Notes Payable to Related Parties

As of June 30, 2015 and December 31, 2014, the Company has a notes payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $96,205 and $96,205.

Stock issued to Officers

In September of 2013, the Company issued 400,000 post reverse-split common shares and 5,000,000 preferred shares to Sylvain Desrosiers for services completed by December 31, 2013. Mr. Desrosiers is a Director of the Company.

In September of 2014, the Company issued 12,000,000 post reverse-split shares of common stock - 2,000,000 to our CFO and 10,000,000 to our CEO, for past services in lieu of compensation. On July 1, 2015 the company also issued to them separate five (5) year employment agreements for executive services to be provided.

Addendum to Share Exchange Agreement

On April 30, 2013, the Company entered into an addendum with Southern ITS to amend its previously executed share exchange agreement. The addendum includes a mutually agreed upon revaluation of the consideration paid to acquire Southern ITS, whereby the new valuation will be 400,000 post reverse-split shares. The Company was returned the initial 400,000 post reverse-split shares from Jason Bell whom is the President of the Company and previous sole shareholder of Southern ITS. The 4,000,000 post reverse-split shares were then canceled and Mr. Bell was issued a new certificate for 400,000 post reverse-split common shares. This agreement was reversed on March 18, 2014 and Mr. Bell returned the 400,000 post reverse-split common shares to the treasury.

Cancelled Shares

In the year ended December 31, 2014, the Company cancelled 4,000,000 post reverse-split outstanding common shares to an officer of the Company for failing to provide contracted services.

NOTE 12 - STOCKHOLDERS’ EQUITY

Common and preferred stock authorized

On April 15, 2014, the Company amended its articles of incorporation to decrease its authorized shares of common stock from Five Hundred Million (500,000,000) shares to Two Hundred Fifty Million (250,000,000) shares with par value of $0.001. On August 15, 2014, the Company amended its articles of incorporation to decrease its authorized shares of common stock from Two Hundred Fifty Million (250,000,000) shares to Fifty Million (50,000,000) shares, with a par value of $0.001.

The Company remains to have Ten Million (10,000,000) preferred shares with par value of $0.001 authorized. The Company designated 10,000,000 Series A Preferred Stock which have preferred voting rights equal to 500 votes for each 1 preferred share.

Common and preferred stock issued

On August 4, 2014, the Company enacted a 1-for-50 reverse stock split. The Company has adjusted all periods presented for the effects of the stock split.

For the year ended December 31, 2013, the Company issued 5,000,000 preferred shares and 400,000 post reverse- split common shares to a director of the Company for services completed prior to December 31, 2013. The Company valued the preferred shares at par $0.001, which resulted in an expense of $5,000. The Company valued the 400,000 post reverse-split common shares at the closing stock price on the date of issuance, September 3, 2013 at $0.11, which resulted in an expense of $44,000. The Company also issued 400,000 post reverse-split common shares to Jason Bell, the President of Company, pursuant to the addendum to the Share Exchange Agreement described in Note 10.

At December 31, 2013, the Company had 3,764,348 post reverse-split common shares outstanding and had 5,000,000 preferred shares outstanding.

In the year ended December 31, 2014, the Company cancelled 400,000 post reverse-split shares of common stock to an officer of the Company for failing to provide contracted services. The Company also issued 3,100,000 post reverse-split shares of common stock for the reduction of $1,600 of notes payable and $1,600 of accrued interest on convertible notes payable. The Company also issued 12,000,000 post reverse-split shares of common stock, 2,000,000 to our CFO and 10,000,000 to our CEO, pursuant to separate five (5) year employment agreements for executive services to be provided. The 12,000,000 post reverse-split shares were valued at the date of the agreement, $0.06, which resulted in an expense of $720,000 being recognized over the life of the employment agreements with the unearned portion recorded as a prepaid expense.

Stock Warrants

Included in two of our outstanding convertible notes payable are warrants to purchase our stock. They are as follows,

Warrant 1: 1,000,000 warrants to purchase our stock at an exercise price of $0.05 per share with a 10 year life from May 1, 2010, expiring May 1, 2020.

Warrant 2: 300,000 warrants to purchase our stock at an exercise price of $0.10 per share with a 5 year life from January 30, 2010, expiring on January 30, 2015.

Warrants		Weighted Average		Warrants
Exercisable December 31,	Exercise Price ($) per	Remaining Contractual	Exercised	Exercisable December 31,
2013	Share	Life	Warrants	2014
1,300,000	($0.05 - $0.10)	4.75 years	-	1,300,000

NOTE 13 - CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Southern ITS International has no pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations and any current, past or pending trading suspensions by a securities regulator.

NOTE 14 - SUBSEQUENT EVENTS

On June 16, 2015 Southern ITS signed a surveillance system installation contract with a privately owned Casino Resort, located in the state of Mississippi. The currently stipulated contract amount is $1.5 million. Management feels that the final contract amount will potentially be higher, after system change orders are received during the project. The preliminary work on the project was begun in late June 2015, but management has not billed for any work and they have not caused any revenues to be recorded in the period ended June 30, 2015. Revenues and costs of the project will be reported using the construction percentage of completion method, in the coming months.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no additional material subsequent events exist at the time of this report.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For three months ended June 30, 2015, compared to three months ended June 30, 2014.

The Company had revenues of $31,631 for the three months ended June 30, 2015, compared to $131,088 for the three months ended June 30, 2014. Our costs of services were $2,479 and $173,340, for the three-month periods ended June 30, 2015 and June 30, 2014, respectively.

Our operating expenses were $60,375 in the three months ended June 30, 2015, and consisted of wages of $15,300, consulting fees of $8,056, professional fees of $100, and general and administrative expenses of $36,874. In the three months ended June 30, 2014, our operating expenses were $70,193, and consisted of wages of $15,400, consulting fees of $-0-, professional fees of $24,626, and general and administrative expenses of $30,127.

We had interest expense of $7,716 in the three months ended June 30, 2015 as compared to interest income of $7,967 for the three months ended June 30, 2014.

Our net loss for the three months ended June 30, 2015, was $84,597 compared to a net loss of $117,805 for three months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the number of shares outstanding was 19,134,708.

For six months ended June 30, 2015, compared to six months ended June 30, 2014.

The Company had revenues of $53,104 for the six months ended June 30, 2015, compared to $176,089 for the six months ended June 30, 2014. Our costs of services were $19,455 and $212,737, for the six-month period ended June 30, 2015 and June 30, 2014, respectively.

Our operating expenses were $130,498 in the six months ended June 30, 2015, and consisted of wages of $24,535, consulting fees of $30,572, professional fees of $5,130, and general and administrative expenses of $70,261. In the six months ended June 30, 2014, our operating expenses were $176,089, and consisted of wages of $32,629, consulting fees of $54,327, professional fees of $24,947, and general and administrative expenses of $64,186.

We had interest expense of $26,687 in the six months ended June 30, 2015 as compared to net interest expense of $9,546 for the six months ended June 30, 2014.

Our net loss for the six months ended June 30, 2015, was $123,536 compared to a net loss of $71,549 for six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the number of shares outstanding was 19,134,708.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 and December 31, 2014, our total assets were $18,385 and $707,592, respectively.

As of June 30, 2015, and December 31, 2014, our total liabilities were $2,853,087 and $2,736,246, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months ended June 30, 2015, net cash flows used in operating activities was $42,642. Cash flows used in operating activities for the six months ended June 30, 2014, were $96,090.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended June 30, 2015, and 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended June 30, 2015, net cash provided by financing activities was $25,000. For the six months ended June 30, 2014, net cash from financing activities was $52,100.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2015 . Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

·	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

·

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

·

Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Quarterly does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the six months ended June 30, 2015, there were no defaults on our senior securities.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT SCHEDULE
Exhibit Number		Document Description
(1)	3.1	Articles of Incorporation.
(1)	3.2	Bylaws
(2)	3.3	Amendment to Articles of Incorporation
(1)	3.4	Certificate of Designation
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form 10, SEC File No. 000-55420.

(2) Incorporated by reference from the Company’s Form 10-12G/A filed with the SEC on May 28, 2015.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2023.

Southern ITS International, Inc.

By	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2023.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)
James E. Shipley

