Form 10-Q
period 2015-09-30
SOUTHERN ITS INTERNATIONAL, INC.
filed 2023-05-31
CIK 1468978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 79,387,328 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 30, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern ITS International, Inc.

Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Current Assets
Cash and Cash Equivalents	$6,127	$20,994
Accounts Receivable, net	-	-
Advances to Non-Related Parties	10,000	10,000
Prepaid Items	120,631	673,150
Total Current Assets	$136,758	$704,144
Fixed Assets:
Furniture and Equipment	5,808	5,808
Accumulated Depreciation	(2,982)	(2,360)
Total Fixed Assets	2,826	3,448
Total Assets	$139,584	$707,592
Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable & Accrued Expenses	$185,887	$128,829
Accrued Interest	450,199	387,882
Convertible Notes Payable- Related Party	294,712	294,712
Convertible Notes Payable	400,000	375,000
Notes Payable- Related Party	96,205	96,205
Derivative Liability	1,453,618	1,453,618
Total Current Liabilities	$2,880,621	$2,736,246
Non-Current Liabilities:
Convertible Notes Payable- Related Party	-	--
Total Non-Current Liabilities	-	--
Total Liabilities	$2,880,621	$2,736,246
Stockholders' Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares
Issued 5,000,000 shares respectively	5,000	5,000
Common Stock, Par value $0.001, Authorized 50,000,000 shares
Issued 19,134,708 shares	19,135	19,135
Additional Paid-In Capital	5,844,391	6,098,117
Accumulated Deficit	(8,609,563)	(8,150,905)
Total Stockholders' Equity	(2,741,037)	(2,028,654)
Total Liabilities and Stockholders' Equity	$139,584	$707,592

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Revenues	$727,680	$416,362
	464,689	289,131
Gross Margin	262,991	127,231
Operating Expenses:
Consulting	32,074	120,711
Professional Fees	5,130	31,260
Wages	45,196	46,155
General and Administrative	165,551	142,656
Total Operating Expenses	247,951	340,782
Operating Income (Loss)	15,040	(213,551)
Other Income (Expense):
Interest Expense	(34,415)	(69,849)
Interest Income	-	42,770
Total Other Income (Expense)	(34,415)	(27,079)
Net Income (Loss) Before Taxes	(19,375)	(240,630)
Income Tax Provision	-	--
Net Income (Loss)	$(19,375)	$(240,630)
Loss per Share, Basic &
Diluted	$(0.00)	$(0.01)
Weighted Average Shares
Outstanding	19,134,708	19,134,708

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

					Common	Additional		Total
	Preferred	Preferred	Common	Common	Stock	Paid in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Issuable	Capital	Deficit	Equity (Deficit)

Balance December 31, 2012	-	$-	6,964,348	$6,964	20,000	$5,298,188	$(6,237,691)	$(912,539)
Stock cancelled per addendum to share exchange agreement	-	-	(4,000,000)	(4,000)	-	4,000	-	-
Stock issued per addendum to share exchange agreement	-	-	400,000	400	(20,000)	19,600	-	-
Preferred stock for services	5,000,000	5,000	-	-	-	-	-	5,000
Stock for services	-	-	400,000	400	-	43,600	-	44,000
Net loss for year ended December 31, 2013	-	-	-	-	-	-	(1,442,631)	(1,442,631)
Balance December 31, 2013	5,000,000	5,000	3,764,348	3,764	-	5,365,388	(7,680,322)	(2,306,170)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	-	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	-	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	-	752,250	-	765,000
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(470,583)	(470,583)
Balances December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,150,905)	$(2,028,654)
Net Loss for Quarter March 31, 2015							(90,797)	(90,797)
							(21,703)	(21,703)
Balances March 31, 2015	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,263,405)	$(2,141,153)
Net Loss for Quarter June 30, 2015							(32,739)	(32,739)
Adj. Prepaid Expenses						(253,726)	(407,084)	(660,810)
Balances June 30, 2015	5,000,000	$5,000	19,134,708	$19,135	-	$5,844,391	$(8,703,228)	$(2,834,702)
Net Loss for Quarter Sept. 30, 2015							(19,375)	(19,375)
Balances September 30, 2015	5,000,000	$5,000	19,134,708	$19,135		$5,844,391	$(8,609,563)	$(2,741,037)

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(19,375)	$(240,630)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	622	622
Stock issued for services	-	105,000
Bad Debts	-	-
Changes in Operating Assets and Liabilities
Increase in accounts payable & accrued expenses		23,616
Increase in Advance to Related Party	-	-
Increase in Note Receivable		-
Increase in Prepaid Expenses	(118,631)	-
Increase in accrued interest	62,317	51,099
Increase (decrease) in accounts receivable, net	-	(15,813)
Accrued expenses	60,200	-
Derivative expense	-	-
Net Cash Used in Operating Activities	(14,867)	(76,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related party	-	-
	-	-
Proceeds from note payable	-	9,350
Net Cash Provided by Financing Activities	-	9,350
Net (Decrease) Increase in Cash	(14,867)	(66,756)
Cash at Beginning of Period	20,994	99,970
Cash at End of Period	$6,127	$33,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

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

The Company's operations consist of providing turnkey integration of electronic security systems for various types of industries, such as transportation, gaming and other secure operations in both government and private sectors. The integration includes surveillance, access control, network infrastructure, data communications and fire and burglar alarm systems. Today, security technologies are evolving rapidly and require remote access through various networks, firewalls and internet security. Surveillance systems and access control are all network- dependent and work best for the end user when they are completely integrated. The Company's mission is to provide a complete integration of the various electronic security systems with the computer networks that they are dependent upon and ensuring that the systems will remain secure from potential cyber attack.

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Restatement of Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the current period presentation pursuant to a 1 for 50 reverse stock split on, see Note 14.

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of September 30, 2015 and December 31, 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful account balance of $0 at September 30, 2015 and December 31, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended September 30, 2015 and December 31, 2014.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) the collectability is reasonably assured. There are no price incentives and the product can only be returned if defective. As the Company does not believe defective merchandise is likely an allowance has not been recognized. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales. The Company’s subsidiary earned the majority of the Company’s revenues since 2012 from installing network surveillance systems. The Company applies the percentage-of-completion revenue recognition principles of accounting when recording revenues for ongoing projects.

Risks and uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At September 30, 2015, there were 30,166,314 potential dilutive shares outstanding which relate to the outstanding warrants with exercise prices below the closing trading price of the Company’s stock as of September 30, 2015.

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

In April 2013, the FASB issued ASU No. 2010-17, "Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2013-45 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for construction contracts.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $8,609,563 from inception (September 27, 1984) to September 30, 2015. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

The Company anticipates that it will be able to have profitable operations in the near future. The Company believes its current available cash, along with anticipated revenues, will be sufficient to meet its cash needs for the near future. There can be no assurance that future financing will be available in amounts or terms acceptable to the Company, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 4 – REVERSE STOCK SPLIT

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

NOTE 5 – PREPAIDS

The prepaid asset balance at September 30, 2015, is a prepaid office rent deposit of $2,000 and advance payments on equipment purchases of $118,631.

NOTE 6 – ACCOUNTS RECEIVABLE

The Company had the following accounts receivable balances as of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
Accounts Receivable	$0		$0
Less: Allowance for Doubtful Accounts	-		-
Total	$0	$	o

In the year ended December 31, 2014, the Company recorded $-0- of bad debt expense and the same for the period ended September 30, 2015. As of December 31, 2014, the Company had fully reduced the accounts receivable balance with the allowance for doubtful account balance due to the certainty of non-collection of receivables. Therefor the Company wrote off the accounts receivable and allowance for doubtful accounts balances to zero.

NOTE 7 – FIXED ASSETS

At September 30, 2015 and December 31, 2014 the Company has the following fixed assets:

	September 30, 2015	December 31, 2014
Furniture and Equipment	$5,808	$5,808
Less Accumulated Depreciation	(2,982)	(2,360)
Fixed Assets, net	$2,826	$3,448

Depreciation expense for the period ended September 30, 2015 was $622. Depreciation expense for the year ended December 31, 2014 was $830.

NOTE 8 – NOTES PAYABLE

The company has unsecured notes payable and convertible notes payable to related parties and non-related parties at September 30, 2015 under the following general terms:

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

As of September 30, 2015, there is a principle balance outstanding in the amount of $96,205 with accrued interest of $70,969.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

1. Convertible notes payable to related parties bearing interest at 10% - in default	$294,712	$294,712

2. Convertible notes payable to non-related parties bearing interest at 10% - Marflu in default	400,000	375,000

3. Notes payable to related parties bearing interest at 10%	96,205	96,205
Totals	$790,917	$765,917

The Company had an accrued interest balance on the notes payable in the amount of $450,199 and $387,882 as of September 30, 2015 and December 31, 2014.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Conversion of Notes Payable

There were no conversions of debt in the period ended September 30, 2015. In the year ended December 31, 2014, two non-related party note holders converted a total of $16,000 of principle debt and $1,500 of accrued interest on said debt into 3,100,000 post reverse-split shares of common stock.

NOTE 9 – SHARE EXCHANGE AGREEMENT

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

Goodwill

On April 17, 2012, Southern ITS had assets of $126,450, liabilities of $0, and retained earnings of $168,376. The share exchange agreement resulted in the Company recording goodwill of $1,973,550. This was calculated from taking the closing reverse-split stock price on the date of the share exchange agreement, $5.25 on April 17, 2013, times the amended consideration paid of 400,000 post reverse-split shares, minus assets received of $126,450. The Company later impaired the goodwill asset which is described in Note 10.

NOTE 10 – IMPAIRMENT OF GOODWILL

The Company’s stock exchange with Sothern ITS resulted in the recording a goodwill in the amount of $1,973,550. At December 31, 2012 the Company’s test of goodwill resulted in the write off of $1,973,550 which was recorded in the statements of operations.

NOTE 11 – OFFICER AND RELATED PARTY TRANSACTIONS

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

Convertible Notes Payable- Related Parties

As of September 30, 2015 and December 31, 2014, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at September 30, 2015 and December 31, 2014 was $256,891. The note holder may convert to common shares at a fixed price of $.025 per share.

Notes Payable to Related Parties

As of September 30, 2015 and December 31, 2014, the Company has a notes payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $96,205 and $96,205.

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

Cancelled Shares

In the year ended December 31, 2014, the Company cancelled 4,000,000 post reverse-split outstanding common shares to a former officer of the Company for failing to provide contracted services.

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

Stock Warrants

Included in two of our outstanding convertible notes payable are warrants to purchase our stock. They are as follows:

Warrant 1: 1,000,000 warrants to purchase our stock at an exercise price of $0.05 per share with a 10 year life from May 1, 2010, expiring May 1, 2020.

Warrant 2: 300,000 warrants to purchase our stock at an exercise price of $0.10 per share with a 5 year life from January 30, 2010, expiring on January 30, 2015.

Warrants Exercisable December 31, 2013	Exercise Price ($) per Share	Weighted Average Remaining Contractual Life	Exercised Warrants	Warrants Exercisable December 31, 2014
1,300,000	($0.05 - $0.10)	4.75 years	-	1,300,000

NOTE 13 - CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Southern ITS International has no pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer's business, financial condition, or operations and any current, past or pending trading suspensions by a securities regulator.

On February 3, 2014, the Company entered into a licensing agreement for technology and intellectual property in the reverse ATM business for state medical marijuana and other legal state businesses in the cannabis sector. The agreement provided for the Company to perform certain obligations, including funding and installation of machines, for which it has not performed. In 2015, the Company received proper notification under the agreements that the licensing agreement has been terminated. In an effort to not provide unnecessary risks to the Company’s core business related to gaming, the Company has opted to not renew the marijuana related licensing agreement and to stay out of that line of businesses. The Company has no further commitments or obligations related to the licensing agreement.

On June 16, 2015 Southern ITS signed a surveillance system installation contract with a privately owned Casino Resort, located in the state of Mississippi. The currently stipulated contract amount is $1.5 million. Management feels that the final contract amount will potentially be higher, after system change orders are received during the project. The preliminary work on the project was begun in late June 2015, but management did not bill for any work until July. Revenues and costs of the project will be reported using the construction percentage of completion method, in the coming months.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to quarter end, Jason Bell, VP, has assumed a larger role in day to day operations. As the Company transitions back to its core business of gaming systems installations, Mr. Bell will continue to assume the responsibility of day to day operations.

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

Results of Operations

For three months ended September 30, 2015, compared to three months ended September 30, 2014.

The Company had revenues of $674,576 for the three months ended September 30, 2015, compared to $240,273 for the three months ended September 30, 2014. Our costs of services were $445,2324 and $76,394, for the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

Our operating expenses were $117,453 in the three months ended September 30, 2015, and consisted of wages of $20,661, consulting fees of $1,502, professional fees of $-0-, and general and administrative expenses of $95,290.  In the three months ended September 30, 2014, our operating expenses were $164,693, and consisted of wages of $13,526, consulting fees of $66,384, professional fees of $6,313, and general and administrative expenses of $78,470.

We had interest expense of $7,728 in the three months ended September 30, 2015 as compared to net interest expense of $17,533 for the three months ended September 30, 2014.

Our net profit for the three months ended September 30, 2015, was $104,161 compared to a net loss of $169,811 for the three months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the number of shares outstanding was 19,134,708.

For nine months ended September 30, 2015, compared to nine months ended September 30, 2014.

The Company had revenues of $727,680 for the nine months ended September 30, 2015, compared to $416,362 for the nine months ended September 30, 2014. Our costs of services were $464,689 and $289,131, for the nine-month period ended September 30, 2015 and September 30, 2014, respectively.

Our operating expenses were $247,951 in the nine months ended September 30, 2015, and consisted of wages of $45,196, consulting fees of $32,074, professional fees of $5,130, and general and administrative expenses of $165,551.  In the nine months ended September 30, 2014, our operating expenses were $340.782, and consisted of wages of $46,155, consulting fees of $120,711, professional fees of $31,260, and general and administrative expenses of $142,656.

We had interest expense of $34,415 in the nine months ended September 30, 2015 as compared to net interest expense of $27,079 for the nine months ended September 30, 2014.

Our net loss for the nine months ended September 30, 2015, was $19,375 compared to a net loss of $240,630 for six nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the number of shares outstanding was 19,134,708.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015 and December 31, 2014, our total assets were $139,584 and $707,592, respectively.

As of September 30, 2015, and December 31, 2014, our total liabilities were $2,880,621 and $2,736,246, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months ended September 30, 2015, net cash flows used in operating activities were $14,867.   Cash flows used in operating activities for the nine months ended September 30, 2014, were $76,106.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended September 30, 2015, and 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended September 30, 2015, net cash provided by financing activities was $-0-. For the nine months ended September 30, 2014, net cash from financing activities was $9,350.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2015. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Quarterly does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm  pursuant to the SEC rules that permit us to provide only management's report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2015, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the nine months ended September 30, 2015, there were no defaults on our senior securities.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBIT SCHEDULE
Exhibit Number		Document Description
(1)	3.1	Articles of Incorporation
(1)	3.2	Bylaws
(2)	3.3	Amendment to Articles of Incorporation
(1)	3.4	Certificate of Designation
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form 10, SEC File No. 000-55420.

(2) Incorporated by reference from the Company’s Form 10-12G/A filed with the SEC on May 28, 2015.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 31, 2023.

Southern ITS International, Inc.

By:	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2023.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)
James E. Shipley

