Form 10-K
period 2015-12-31
SOUTHERN ITS INTERNATIONAL, INC.
filed 2023-11-22
CIK 1468978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55420

SOUTHERN ITS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	7382	22-2977583
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

42215 Washington Street

Suite A-345

Palm Desert, CA 92211

(442) 300-6522

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock, as reported by the OTC Markets Group Inc.) was approximately $170,000 as of December 31, 2015.

As of December 31, 2015, the number of shares of the registrant’s Common Stock outstanding was 20,884,708, par value $0.001 per share.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

None.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules	20

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company History

The Company was incorporated in Nevada on September 27, 1984 as Numeric Two Corporation. On July 10, 1985 we changed our name to Beta Tech Robotics, Inc. On August 28, 1996, we changed our name to Axion Spatial Imaging, Inc. On March 9, 2009, we changed our name to Alco Advanced Technologies, Inc. Finally, on April 5, 2012, we changed our name to Southern ITS International, Inc.

Business Overview

Southern ITS International, Inc. has successfully provided proprietary equipment and services to support government regulated high compliance industries . This success is measured by the facts that the equipment and systems installed operated according to contract specifications and the warranties for said installations were provided by and supported by SITS . Government sectors (correctional facilities and programs), and private sectors, including gaming and now medical marijuana and recreational marijuana (MMJ/MJ), have had challenges, but have been brought into the mainstream and are now subject to stringent compliance to tough government regulations.

Southern ITS International, Inc. has historically developed and delivered to the gaming and corrections sectors high compliance support systems facilitating the integration and implementation of complementary technologies. SITS continues to deliver such electronic security and networking infrastructures to those clients.

SITS is expanding to deliver the same quality of auditing and compliance technology to the emerging MMJ/MJ market sector that it delivers to other high compliance industries. Additionally SITS has and will continue developing new patent pending equipment and systems specifically addressing MMJ/MJ-related government and banking regulations and requirements. Specifically, addressing the FinCEN problems related to all cash businesses.

Our market position in the Security Systems sector and in the MMJ Financial Security Systems sector is in the lower segment of service providers. We do not enjoy the position of a large service provider or a multi-state office system. We market to the industries through networking, telephone and print ads and Industry Conventions. We compete on the basis of pricing and flexibility of installation timing.

Greeniosk Secure Cash Payment System:

Southern ITS International, Inc has created the first payment to sales technology for marijuana dispensaries – called Greeniosk™. The Greeniosk™ System provides a legal and easy solution to the Bank Depository problem. Greeniosk provides a detailed and complete transaction record from ”payment-to-sales” which combined with ”Seeds-to-Sales” software and hardware not only keeps the audit trail for the payment but also for the management of the inventory.

Greeniosk™ System uses a combination of hardware and software that produces a complete record keeping system and audit trail from the cash purchase of the client to the deposit at the bank. Each transaction is processed through a secure, safe-type kiosk that will accept all types and denominations of currency. The Greeniosk™ prints an encrypted bar code voucher that is redeemed at the dispensing counter to purchase the product. The kiosk operation is simple and only requires the client to answer 3 qualifying questions. The Greeniosk™ kiosk and system accomplishes several important tasks; it removes the handling of cash by employees, the cash remains in a safely locked kiosk and can only be removed by authorized people or money transport companies.

When the currency is removed from the Greeniosk™, or at the end of the day the Greeniosk™ will print an audit report of each deposit. The Greeniosk™ not only reports the total and detail amounts collected, but also produces a report of the denomination of each bill used for payment. If the bank requires further documentation, we can provide a digital image file of each bill inserted in the Greeniosk™ and match the currency transaction to the client’s driver license and marijuana card. All this is loaded into the Greeniosk™ database for additional audit trail and reporting purposes. The vouchers redeemed by the clients at the dispensary counter for merchandise will be used to provide a paper audit trail process.

One of the purposes of the FinCEN bulletin ”Guidance Clarification Expectations of Financial Instructions Serving Marijuana Business” is to provide clarity and to enhance the availability of financial services for the marijuana business. The Greeniosk™ System will allow the Marijuana businesses to create the records and documentation needed for compliance, auditing and will build a trusted relationship between the Conventional Banks and the Marijuana business owners.

Although we have filed for Trademark and Patent protection, there is no guarantee that we can continually preserve and protect our patent. We will continue with our research and development and try to ensure to keep our edge in the market, but there are no guarantees we will be successful.

Our MMJ financial system solution does not need to be approved by any government agency and is not endorsed by any government agency. Our system is an effort to provide clients and banks with enough original transactional, auditable data to begin to meet the requirements of banking and cash transaction regulators. We are only targeting clients in those states where MMJ operations have already been legalized by the state legislatures. At this time we have no reason to believe these state laws will be reversed. If the laws are reversed, our system will have no market.

Phone & Data Solutions:

Southern ITS and the consulting team it assembles for each job, ensures we have the capacity to lead you through each and every step required for the complete design and installation of all network systems. These steps include the system specifications, design, cable infrastructure installation, system installation, system training and technical support.

Southern ITS Inc is qualified and experienced in all aspects of the low voltage systems industry. We have a firsthand knowledge of local codes and an excellent rapport with the Mississippi Gaming Commission. This is because we were engaged to repair and replace many Casino systems after Hurricane Katrina devastated the Southern Mississippi area.

Southern ITS offers phone and data products within 3 categories:

Cable Infrastructure:

•	Cat 5

•	Cat 6

•	Fiber Optic

Networking:

•	Cisco switches and routers

•	Dell Servers

•	Wireless

•	Voice over IP (VoIP)

•	Hardware Maintenance

•	Support and Training

IT Tools and Services:

•	Virtual Private Networks (VPN)

•	Web Bases email

•	Email to PDA’s and Mobile Phones

•	Terminal Servers

Southern ITS Team Certifications:

•	Registered Communications Distribution Designer (RCDD) maintained through Building Industry Consulting Services International (BICSI).

•	MCT-Microsoft Certified Trainer

•	MCSE-Microsoft Certified Systems Engineer

•	MCP-Microsoft Certified Professional

•	MCP+I-Microsoft Certified Professional plus Internet

•	MCSA-Microsoft Certified Systems Administrator

•	CNI-Certified Novell Instructor

•	CNE-Certified Novell Engineer

•	CAN-Certified Novell Administrator

•	Multimedia Design and Installation Certification (Optical Cabling Corp)

System Integration:

The benefits of systems integration can produce efficiency in overhead costs such as time-savings and cost-savings that will not only justify your investment, but also allow for cost-effective expansion and upgrades.

True systems integration can only be successfully implemented with in-depth knowledge about technology trends, system architecture, as well as older technology currently utilized. In addition, design and implementation experience is required to develop an integration plan that will avoid pitfalls that will diminish your return on investment.

Southern ITS uses its experience to bring the power of integration to benefit clients. Instead of multiple systems comprising CCTV, access control, and fire alarms – One. Instead of multiple employee databases and phone systems – One. Suddenly, new possibilities arise where only challenges stood before.

Southern ITS and its team has the capacity to lead you through each and every step required for the complete design and installation of all network systems. These steps include the system specifications, design, cable infrastructure installation, system installation, system training and technical support.

Data Integration: Southern ITS uses a vast number of equipment supply chains Our hardware and software integration services are able to reduce both cost and risk and deliver flexibility to leverage future technologies. We evaluate and select best-fit technology components for a tailored solution. Throughout the design process, Southern ITS engineering team takes into consideration all aspects of the solution life-cycle including cost, performance, energy efficiency, regulatory requirements, custom configurations, branding, logistics, order fulfillment and support.

Security Systems Integration: Many organizations’ facility security resembles a patchwork of various, independent systems than invariably detract from the overall effectiveness of the system. Surveillance cameras may be part analog and part digital, each kind on their own independent system requiring a different knowledge base for each system. Access Control may be independent of the surveillance monitoring systems or may even consist of stand-alone units for each door. Fire alarms may also reside on another monitoring systems. Many times deficiencies in a patchwork of security measures are not realized until it is too late.

Southern ITS has over three decades of providing security integration services for facilities large and small. Designing, specifying, installing, and training brings fire, access control, and video surveillance all into one system, viewable from a single monitor or tablet or cell phone for real-time reporting and response to effectively document, record, and most importantly – mitigate problems before they start.

Is your hardware considered ancient technology? The idea of ripping out your existing analog system is not only very impractical, it is extremely cost prohibitive. With an integrated security system designed and installed from Southern ITS, your analog surveillance matrix can remain in place. Our new playback software makes archiving and video data retrieval easier and more efficient compared to existing VCR surveillance systems.

At Southern ITS, we can provide and install all U.S. and China made brands of cameras, analog and digital equipment. Our service will allow us to help with your conversion to digital systems, we can also service your existing analog cameras and analog systems. Our commitment to technology enables us to provide quality IP cameras, integration to access control and player management software solutions.

Southern ITS Security Integration software benefits and features:

•	Integrate access control, digital video and intrusion

•	Manage cardholders through multiple locations

•	Real-time alarm/event monitoring

•	CCTV control interface

•	Schedule guard tours

•	Elevator control

•	Content-sensitive help screens

•	Dynamic floor plans

•	64-bit and 32-bit supported operating systems

Casino Systems Integration:

Southern ITS is committed to the mission of providing total systems integration to casinos worldwide by maintaining cost effectiveness while providing the best possible voice, data, surveillance, audio/visual and fire detection equipment available. We are represented throughout the world by leading individuals within the digital surveillance and IT integration industry.

Today, we are helping clients to make the transition to a digital video recording solution and integrating our solutions with other features of business such as POS and access control. We’ve succeeded to ease the burden of this major investment by offering systems that work off the facility’s current analog matrix while ensuring all the superior benefits and efficiencies of a digital recording system. Furthermore, we’ve enhanced the usefulness of such a powerful upgrade. From our Fail Over protection to tablet enabled live monitoring; our offering puts you in the winner’s circle for a comprehensive risk management strategy.

In addition to our hardware and software offerings, we also offer full solutions that alleviate the monumental tasks of installing and servicing a powerful security solution. Southern ITS provides:

System Design: At Southern ITS, we believe in making the design as simple as we can, to allow you the business owner to evaluate the viability of what the integrator is doing. We also want to make sure that all levels of the project understand what is going on. So, we use simple language and explain what connects to where using latest technology in design techniques to complete the task.

80% of a good job is the design, so why compromise? Regardless of the complexity or how much integration, Southern ITS can ensure an easy transition via:

•	Seamless Integration.

•	Complexity made easy.

•	Simple line Drawings so you can understand.

•	Migration between systems explained.

•	Final drawings as complex as you need.

•	Future expansion explained easier using latest techniques in drawings.

•	No hidden secrets.

Project Management: Southern ITS provides Project Management to specific target markets. The casino industry for instance is just one market that has recognized that Southern ITS’ experience with their needs is essential to the successful migration from Analog to Digital Technology for Video Recording and Surveillance.

•	Many years of providing Casino Services ,

•	Experience in a range of institutional provisions covering Airports, Correctional facilities and Law Enforcement in addition to Casino projects ,

•	Saving of vital resources within your business by letting our staff do all the hard work for you.

Facilities Management: What do you do if something malfunctions? Who do you call? Let your staff or tenantcall us and we will coordinate the service call through to completion.

One single point of contact, one phone number and one account every month – there is no easier way!

•	Single point of contact

•	No confusion for your tenants to whom do they call

•	You get one account every month for everything

•	No need to search for someone to repair your services, we do all the work

•	If you want to upgrade, all the hassles are handled by Southern ITS to save you the confusion of inviting new vendors pedaling their products

•	Need to add a new building or office area, one phone call, you tell us what you want and we do the rest.

•	Detailed report available on existing systems, so that you know exactly what is wrong and can take appropriate action to rectify any problems before they occur.

•	Simply put, “Southern ITS can fix your problems with no hassles and no bias to a particular product”.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

•	(a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

•	(b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

•	(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
•	(d)	the date on which such issuer is deemed to be a ‘large-accelerated filer’, as defined in section 240.12b-2 of Title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

EMPLOYEES

We have no employees other than our officers and directors.

GOVERNMENT REGULATIONS

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

As of December 31, 2015, our business office was located at 7935 W. Sahara Ave., Suite 103, Las Vegas, NV 89117, which is leased office space. In addition, as of December 31, 2015, we had a leased office and warehouse building in D’Iberville, Mississippi.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of December 31, 2015, our common stock traded on the Pink Sheets Tier of  OTC Market Group LLC’s Marketplace under the symbol “SITS”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.

The reported high and low prices for our common stock are shown below for the period from January 1, 2014 through December 31, 2015. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
	High Bid	Low Bid	High Bid	Low Bid
First Quarter ended March 31	$0.13	$0.06	$0.30	$0.25
Second Quarter ended June 30	$0.13	$0.02	$0.61	$0.51
Third Quarter ended September 30	$0.06	$0.01	$0.21	$0.18
Fourth Quarter ended December 31	$0.06	$0.01	$0.09	$0.08

Registered Holders of our Common Stock

As of December 31, 2015, there were approximately 66 record owners of our common stock. We believe that some additional stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2015, the Company did not repurchase any shares of its Common Stock.

Stock Transfer Agent

Our stock transfer agent is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, (702) 361-3033 voice, (702) 433-1979 fax.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a development stage corporation with limited operations and no revenues from our business operations. We do not anticipate that we will generate significant revenues until we have raised significant funds. There is no assurance we will ever generate revenue even if we raised all necessary funds.

GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We are in start-up stage operations and have not generated any revenues. This means that we believe there is substantial doubt that we can continue as an on-going business for the next twelve months.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues.

The Company had revenues of $1,390,258 for the 12 months ended December 31, 2015, compared to $508,035 for the 12 months ended December 31, 2014. Our costs of goods were $1,377,127 and $287,653 for the 12-month periods ended December 31, 2015 and December 31, 2014, respectively.

Expenses

Our operating expenses were $295,215 in the 12 months ended December 31, 2015, and consisted of wages of $55,521, consulting fees of $28,049, professional fees of $5,030, and general and administrative expenses of $206,615.  In the three months ended December 31, 2014, our operating expenses were $518,329, and consisted of wages of $82,679, consulting fees of $141,693, professional fees of $39.511, and general and administrative expenses of $254,446.

We had interest expense of $42,458 in the 12 months ended December 31, 2015 as compared to net interest expense of $95,376 for the 12 months ended December 31, 2014.

Our net loss for the 12 months ended December 31, 2015, was $1,018,006 compared to a net loss of $470,583 for the 12 months ended December 31, 2014.

As of December 31, 2015 and December 31, 2014, the number of shares outstanding were 20,884,708 and  19,134,708, respectively

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015 and December 31, 2014, our total assets were $29,796 and $707,592, respectively.

As of December 31, 2015, and December 31, 2014, our total liabilities were $3,074,706 and $2,736,246, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the 12 months ended December 31, 2015, net cash flows used in operating activities were $30,816.   Cash flows used in operating activities for the 12 months ended December 31, 2014, were $162,300.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the 12 months ended December 31, 2015, and 2014, respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the 12 months ended December 31, 2015, net cash provided by financing activities was $25,000. For the 12 months ended December 31, 2014, net cash from financing activities was $83,324.

Other Income (Expense).

We had impairment of prepaid expenses of $693,464 in the 12 months ended December 31, 2015 and derivative expense of $77,260 in the 12 months ended December 31, 2014.

PLAN OF OPERATION

Our plan of operation for the following twelve months ending December 31, 2016 is to expand our historical operations:

Southern ITS International, Inc. provides proprietary equipment and services to support government regulated high compliance industries . This success is measured by the facts that the equipment and systems installed operated according to contract specifications and the warranties for said installations were provided by and supported by SITS . Government sectors (correctional facilities and programs), and private sectors, including gaming and now medical marijuana and recreational marijuana (MMJ/MJ), have had challenges, but have been brought into the mainstream and are now subject to stringent compliance to tough government regulations.

Southern ITS International, Inc. has historically developed and delivered to the gaming and corrections sectors high compliance support systems facilitating the integration and implementation of complementary technologies. SITS continues to deliver such electronic security and networking infrastructures to those clients.

SITS is expanding to deliver the same quality of auditing and compliance technology to the emerging MMJ/MJ market sector that it delivers to other high compliance industries. Additionally SITS has and will continue developing new patent pending equipment and systems specifically addressing MMJ/MJ-related government and banking regulations and requirements. Specifically, addressing the FinCEN problems related to all cash businesses.

Our market position in the Security Systems sector and in the MMJ Financial Security Systems sector is in the lower segment of service providers. We do not enjoy the position of a large service provider or a multi-state office system. We market to the industries through networking, telephone and print ads and Industry Conventions. We compete on the basis of pricing and flexibility of installation timing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, are set forth on pages F-1 through F-16 of this report and are incorporated by reference in this Item 8.

SOUTHERN ITS INTERNATIONAL, INC.

The accompanying notes are an integral part of these financial statements

Neither the financial statements nor the notes have been reviewed by our auditors

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$15,178	$20,994
Advances to non-related parties	10,000	10,000
Prepaids	2,000	673,150
Total Current Assets	27,178	704,144

Non - Current Assets
Fixed assets	2,618	3,448

TOTAL ASSETS	$29,796	$707,592

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
Accounts payable and accrued expenses	$371,927	$128,829
Accrued interest	458,244	387,882
Convertible notes payable - related party	294,712	294,712
Convertible notes payable	390,000	375,000
Notes payable - related party	106,205	96,205
Derivative liability	1,453,618	1,453,618
Total Current Liabilities	3,074,706	2,736,246
TOTAL LIABILITIES	3,074,706	2,736,246

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
5,000,000 shares issued and outstanding	$5,000	$5,000
Common stock, $0.001 par value, 50,000,000 shares authorized; 20,884,708 (2014-19,134,708) shares issued and outstanding	20,885	19,135
Additional paid-in capital	6,098,117	6,098,117
Accumulated deficit	(9,168,912)	(8,150,906)
Total Stockholders' Equity:	(3,044,910)	(2,028,654)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$29,796	$707,592

The accompanying notes are an integral part of these financial statements

Neither the financial statements nor the notes have been reviewed by our auditors

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2015	2014
Revenues	$1,390,258	$508,035

Cost of Goods Sold	1,377,127	287,653

Gross profit	13,131	220,382

Operating Expenses
Consulting	28,049	141,693
Professional fees	5,030	39,511
Wages	55,521	82,679
General and administrative expenses	206,615	254,446
Total operating expenses	295,215	518,329

Loss from operations	(282,084)	(297,947)

Other income/(expenses)
Interest expense	(42,458)	(95,396)
Derivative expense	-	(77,260)
Interest income	-	20
Impairment of prepaid expenses	(693,464)	-
Total Other income/(expenses)	(735,922)	(172,636)

Loss before taxes	(1,018,006)	(470,583)
Provision for income tax	-	-
Net loss	(1,018,006)	(470,583)

Basic and dilutive net loss per share	$(0.05)	$(0.02)
Weighted average shares outstanding - basic and diluted	20,884,708	19,134,708

The accompanying notes are an integral part of these financial statements

Neither the financial statements nor the notes have been reviewed by our auditors

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	5,000,000	$5,000	3,764,348	$3,764	$5,365,388	$(7,680,323)	$(2,306,171)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	752,250	-	765,000
Net loss for the year	-	-	-	-	-	(470,583)	(470,583)
Balance, December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	$6,098,117	$(8,150,906)	$(2,028,654)

Stock issued during the year	-	-	1,750,000	1,750	-	-	1,750
Net loss for the year	-	-	-	-	-	(1,018,006)	(1,018,006)
Balance, December 31, 2015	5,000,000	$5,000	20,884,708	$20,885	$6,098,117	$(9,168,912)	$(3,044,910)

The accompanying notes are an integral part of these financial statements

Neither the financial statements nor the notes have been reviewed by our auditors

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,018,006)	$(470,583)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	830	829
Stock issued for services	1,750	93,000
Derivative expense	-	77,260
Impairment of prepaid expense	693,464	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	243,098	96,405
Prepaid	(22,314)	(1,150)
Accrued Interest	70,362	62,325
Accounts receivable, net	-	(20,386)
Net Cash Provided by (Used in) Operating Activities	(30,816)	(162,300)

Cash Flows from Financing Activities:
Proceeds from convertible note to related party	-	22,871
Proceeds from note payable	25,000	70,000
Payment on note payable to related party	-	(9,547)
Net Cash Provided by (Used in) Financing Activities	25,000	83,324

Net change in cash	(5,816)	(78,976)
Cash, beginning of period	20,994	99,970
Cash, end of period	$15,178	$20,994

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

Neither the financial statements nor the notes have been reviewed by our auditors

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE AND DESCRIPTION OF BUSINESS

Southern ITS International, Inc. (formerly Alco Advanced Technologies, Inc.) (“Company”) was incorporated in the State of Nevada on September 27, 1984. On March 21, 2012, the Company changed its name from Alco Advanced Technologies, Inc. to Southern ITS International, Inc.

The Company executed a share exchange with Southern ITS Corporation (“the Subsidiary”) in which the result was Southern ITS becoming a wholly-owned subsidiary of the Company. Refer to Note 9 for more information. The Company’s operations consist of providing turnkey integration of electronic security systems for various types of industries, such as transportation, gaming and other secure operations in both government and private sectors. The integration includes surveillance, access control, network infrastructure, data communications and fire and burglar alarm systems. Today, security technologies are evolving rapidly and require remote access through various networks, firewalls and internet security. Surveillance systems and access control are all network dependent and work best for the end user when they are completely integrated. The Company’s mission is to provide a complete integration of the various electronic security systems with the computer networks that they are dependent upon and ensuring that the systems will remain secure from potential cyber attack.

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

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Restatement of Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the current period presentation pursuant to a 1 for 50 reverse stock split.

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of December 31, 2015 and 2014 for the periods then ended. All intercompany balances and transactions have been eliminated.

Neither these financial statements nor the notes have been reviewed by our auditors

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful account balance of $0 at December 31, 2015 and 2014.

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

Neither these financial statements nor the notes have been reviewed by our auditors

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2015 and 2014; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended December 31, 2015 and,2014.

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

Segment information

During 2015 and 2014, the Company only operated in one segment; therefore, segment information has not been presented.

Neither these financial statements nor the notes have been reviewed by our auditors

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At December 31, 2015, there were 30,166,314 potential dilutive shares outstanding which relate to the outstanding warrants with exercise prices below the closing trading price of the Company’s stock as of December 31, 2015.

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

Neither these financial statements nor the notes have been reviewed by our auditors

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $8,911,236 from inception (September 27, 1984) to December 31, 2015. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

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

NOTE 5 - PREPAIDS

The prepaid asset balance at December 31, 2015, is a prepaid office rent deposit of $2,000

NOTE 6 - FIXED ASSETS

At December 31, 2015 and December 31, 2014 the Company has the following fixed assets:

	December 31,	December 31,
	2015	2014
Furniture & Equipment	$5,808	$5,808
Less: Accumulated Depreciation	(3,190)	(2,360)
Fixed Assets, net	$2,618	$3,448

Depreciation expense for the period ended December 31, 2015 was $830. Depreciation expense for the year ended December 31, 2014 was $829.

Neither these financial statements nor the notes have been reviewed by our auditors

NOTE 7 - NOTES PAYABLE

The company has unsecured notes payable and convertible notes payable to related parties and non-related parties at December 31, 2015 under the following general terms:

Convertible notes payable to related parties

Between May 12, 2008 and December 29, 2011, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Bonavel Development, S.A. for a total amount of $130,820. The notes bear a 10% interest rate per annum and have a maturity date of March 31, 2015 and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of December 31, 2015, there is a principle balance outstanding in the amount of $37,820 with accrued interest of $45,047. Of the total amount of $130,820 in principle, $93,000 was converted into stock of the Company, all of which occurred prior to January 1, 2013. As of December 31, 2015, the Company recorded a derivative liability of $164,005 which was calculated using the Black Scholes Model.

Between November 2, 2009 and December 21, 2012, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Alco Scanning Services, Inc. for a total amount of $348,643. The notes bear a 10% interest rate per annum and have a maturity date of December 31, 2012, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of December 31, 2015, there is a principle balance outstanding in the amount of $256,891 with accrued interest of $120,123. Of the total amount of $348,643 in principle, $91,752 was repaid with cash, all of which occurred prior to January 1, 2013. As of December 31, 2015, no principle has been converted into shares of stock in the Company. As of December 31, 2015, the Company recorded a derivative liability of $744,500 which was calculated using the Black Scholes Model.

Convertible notes payable to non-related parties

On April 20, 2009, the Company entered into a convertible promissory note with Katherine Loren Armagnac in the amount of $30,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of December 31, 2015.

On June 8, 2009, the Company entered into a convertible promissory note with Steven R. Hammond in the amount of $75,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of December 31, 2015.

On March 22, 2015, the Company entered into a convertible promissory note with Chip Spear in the amount of $10,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of December 31, 2015.

On March 2, 2015, the Company entered into a convertible promissory note with Craig Plummer in the amount of $25,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of December 31, 2015.

Neither these financial statements nor the notes have been reviewed by our auditors

On April 20, 2015, the Company entered into a convertible promissory note with Casey Saunders in the amount of $10,000 with an interest rate of 20% per annum. The note was paid off personally by Sylvain Desrosiers on 12/16/2016. The note remains to be convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of December 31, 2015.

On December 12, 2014, the Company entered into a convertible promissory note with Erik Miller in the amount of $50,000 with an interest rate of 10% per annum, unsecured, and due December 12, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to $0.10 per share. As of December 31, 2015, no principle has been converted into shares of stock in the Company. As of December 31, 2015, the Company recorded a derivative liability of $77,260 which was calculated using the Black Scholes Model.

On June 3, 2009, the Company entered into a convertible promissory note with Marflu S.A. for a total amount of $200,000. The note bears 10% interest rate per annum and has a maturity date of June 3, 2014, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.001 per share. As of December 31, 2015, there is a principle balance outstanding in the amount of $200,000 with accrued interest of $87,447. As of December 31, 2015, no principle has been converted into shares of stock in the Company. As of December 31, 2015, the Company recorded a derivative liability of $467,853 which was calculated using the Black Scholes Model.

Notes payable to related parties

Beginning on December 31, 2008, Sylvain Desrosiers, CEO has loaned various sums to the company. These are recorded as a loan from related party. The note bears a 10% interest rate per annum and has no maturity date. As of December 31, 2015, there is a principle balance outstanding in the amount of $106,205 with accrued interest of $70,969.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Convertible notes payable to related parties bearing interest at 10% - in default	$294,712	$294,712
Convertible notes payable to non-related parties bearing interest at 10%	390,000	375,000
Notes payable to related parties bearing interest at 10%	106,205	96,205
Total	$790,917	$765,917

The Company had an accrued interest balance on the notes payable in the amount of $458,243 and $387,882 as of December 31, 2015 and 2014.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Neither these financial statements nor the notes have been reviewed by our auditors

Conversion of Notes Payable

There were no conversions of debt in the period ended December 31, 2015. In the year ended December 31, 2014, two non-related party note holders converted a total of $16,000 of principle debt and $1,500 of accrued interest on said debt into 3,100,000 post reverse-split shares of common stock.

NOTE 8 - SHARE EXCHANGE AGREEMENT

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

NOTE 9 - OFFICER AND RELATED PARTY TRANSACTIONS

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

Convertible Notes Payable- Related Parties

As of December 31, 2015 and December 31, 2014, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at December 31, 2015 and December 31, 2014 was $256,891. The note holder may convert to common shares at a fixed price of $.025 per share.

Notes Payable to Related Parties

As of December 31, 2015 and December 31, 2014, the Company has a notes payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $96,205 and $96,205.

Neither these financial statements nor the notes have been reviewed by our auditors

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

NOTE 10 - STOCKHOLDERS’ EQUITY

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

For the year ended December 31, 2013, the Company issued 5,000,000 preferred shares and 400,000 post reversesplit common shares to a director of the Company for services completed prior to December 31, 2013. The Company valued the preferred shares at par $0.001, which resulted in an expense of $5,000. The Company valued the 400,000 post reverse-split common shares at the closing stock price on the date of issuance, September 3, 2013 at $0.11, which resulted in an expense of $44,000. The Company also issued 400,000 post reverse-split common shares to Jason Bell, the President of Company, pursuant to the addendum to the Share Exchange Agreement described in Note 8.

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

Neither these financial statements nor the notes have been reviewed by our auditors

On November 17, 2015 the company issued 1,750,000 shares of restricted common stock to JJMJ Consulting. This was done in accordance with their consulting agreement. This brought the total of outstanding shares as of 12/31/2015 to 20,884,708.

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

Warrants Exercisable December 31, 2013	Exercise Price ($) per share	Weighted Average Remaining Contractual Life	Exercised Warrants	Warrants Exercisable December 31, 2014
1,300,000	($0.05-$0.10)	4.75 years	-	1,300,000

NOTE 11 - CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

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

Management is contesting certain trade accounts payable of approximately $25,000. The full amounts have been reported, but management will keep trying to reduce and resolve the outstanding balances.

On June 29, 2017, the Company and our President, Sylvain Desrosiers, entered into an Exchange Agreement with David McCovy whereby Mr. McCovy transferred 100% of the ownership interests in Evolution Enterprises, Inc. (“Evolution”) in exchange for 76,500,000 shares of common stock of Southern ITS International, Inc.  As a part of the transaction, effective June 30, 2017 the Company returned the existing business, operations, assets and liabilities of the Company to Mr. Desrosiers and/or his designee, with the exception of $136,144 of promissory notes payable by the Company.  Later in 2017, it was determined that Evolution had no value, and Mr. Desrosiers rescinded the Exchange Agreement.  At the same time, Mr. McCovy was removed as President/CEO and a Director of the Company and Mr. Desrosiers re-assumed those positions.  In October 2020 Mr. Desrosiers resigned and James E. Shipley was elected as the sole officer and director of Company.  Subsequently, on July 13, 2022, the Company filed a lawsuit in Clark County Nevada District Court, Case no. A-22-855339-C, seeking cancelation of a total of 89,172,000 shares of its common stock, 76,500,000 shares of which were previously issued to Mr. McCovy arising out of the acquisition by SITS of Evolution in 2017. The remaining 12,672,000 shares of SITS common stock were caused to be issued by Mr. McCovy to his associates during the period of time that he served as CEO of the Company.  Under its present management, the Company found no evidence of any payment of assets (other than the rescinded Evolution acquisition), or services received by the Company in exchange for issuance of the shares of common stock.  Pursuant to a Court Order dated January 19, 2023, the Company and the Company’s transfer agent canceled an aggregate of 86,225,000 shares of Company common stock, including the 76,500,00 shares owned by Mr. McCovy effective January 23, 2023.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no additional material subsequent events exist at the time of this report.

Neither these financial statements nor the notes have been reviewed by our auditors

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2015. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•

Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development-stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the years ended December 31, 2015 and 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

15

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position
Sylvain Desrosiers	50	Chairman of the Board and CEO
William Noll	68	Chief Financial Officer/Treasurer

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Sylvain Desrosiers	Chairman of the Board and CEO	2014 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
William Noll	CFO and Treasurer	2014 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

During the past two (2) fiscal years, members of our Board of Directors were not compensated for their services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of December 31, 2015, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Name	Number of Common Shares	Percent of Common Stock (1)	Number of Series A Preferred Stock	Percent of Series A Preferred Stock
Sylvain Desrosiers	10,413,734	49.86%	5,000,000	100%
William Noll	2,000,000	9.59%	-0-	n/a

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information obtained.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Common Stock (1)
Sylvain Desrosiers 7935 W. Sahara Ave. Suite 103 Las Vegas, NV 89117	10,413,734	49.86%
William Noll 7935 W. Sahara Ave. Suite 103 Las Vegas, NV 89117	2,000,000	9.59%

(1) Percentage of beneficial ownership and voting power is based on 20,844,708 shares of Common Stock outstanding as of December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We do not currently have written policies and procedures with respect to the approval of related-party transactions. There is no family relationship between any of our management and directors. We have not entered into any related party transactions.

DIRECTOR INDEPENDENCE

Our sole director, Sylvain Desrosier, is not considered to be an independent director.

Committees: Audit Committee Financial Expert.

The Company does not currently have an Audit Committee.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent auditor for the fiscal years 2015 and 2014.

Fee Category	Fiscal Year 2015	Fiscal Year 2014
Audit Fees	$-0-	-0-
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$-0-	-0-

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Southern ITS International, Inc. at December 31, 2015 and 2014,  are set forth on pages F-1 through F-16 of this Report.

(2) Not applicable.

(3) Exhibits

EXHIBIT SCHEDULE
Exhibit Number		Document Description
(1)	3.1	Articles of Incorporation
(1)	3.2	By-laws
(1)	3.3	Amendment of Articles
(1)	3.4	Certificate of Designations of Series A Preferred Stock
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 13, 2015.

# Filed herewith.

## Furnished, not filed.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  November 22, 2023.

SOUTHERN ITS INTERNATIONAL, INC.

By:	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2023.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Secretary, and Director
James E. Shipley	(Principal Executive Officer and Principal Accounting Officer)

