Form 10-Q
period 2016-03-31
SOUTHERN ITS INTERNATIONAL, INC.
filed 2023-12-19
CIK 1468978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging Growth Company	☒
Non-accelerated filer	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 79,387,328 shares of the registrant’s common stock, $0.001 par value per share, outstanding on December 8, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern ITS International, Inc.

Consolidated Financial Statements

March 31, 2016 and December 31, 2015

(Unaudited)

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:
Current Assets
Cash and Cash Equivalents	$205,890	$15,178
Accounts Receivable, net	15,579	-
Advances to Non-Related Parties	10,000	10,000
Prepaid Items	2,000	2,000
Total Current Assets	233,469	27,178
Fixed Assets:
Furniture and Equipment	5,808	5,808
Accumulated Depreciation	(3,606)	(3,190)
Total Fixed Assets	2,202	2,618
Total Assets	$235,671	$29,796
Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable & Accrued Expenses	$405,058	$339,273
Accrued Interest	450,358	458,244
Convertible Notes Payable- Related Party	294,712	294,712
Convertible Notes Payable	390,000	390,000
Notes Payable- Related Party	106,205	106,205
Derivative Liability	1,453,618	1,453,618
Total Current Liabilities	3,099,951	3,042,052
Non-Current Liabilities:
Convertible Notes Payable- Related Party	-	-
Total Non-Current Liabilities	-	-
Total Liabilities	3,099,951	3,042,052
Stockholders' Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 5,000,000 shares respectively	5,000	5,000
Common Stock, Par value $0.001, Authorized 50,000,000 shares - Issued 20,884,708 & 19,134,708 shares	20,885	20,885
Paid-In Capital	6,098,117	6,098,117
Deficit Accumulated During Development Stage	(8,986,282)	(8,887,581)
Total Stockholders' Equity	(2,862,280)	(3,012,256)
Total Liabilities and Stockholders' Equity	$235,671	$29,796

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period and Year Ended
	March 31, 2016	December 31, 2015

Revenues	$318,605	$1,390,258
Costs of Services	68,842	1,377,127
Gross Margin	249,763	13,131
Operating Expenses:
Consulting	-	24,099
Professional Fees	-	5,030
Wages	16,000	55,521
General and Administrative	43,246	206,615
Total Operating Expenses	59,246	291,295
Operating Income (Loss)	190,517	(278,134)
Other Income (Expense):
Interest Expense	(7,886)	(42,458)
Derivative Expense		-
Interest Income	-	-
Total Other Income (Expense)	(7,886)	(42,458)
Net Income (Loss) Before Taxes	182,631	(320,592)
Income Tax Provision	-	-
Net Income (Loss)	$182,631	$(320,592)
Loss per Share, Basic & Diluted	$0.02	$(0.02)
Weighted Average Shares Outstanding	20,884,708	20,844,708

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Common	Additional		Total Stockholders'
	Preferred	Preferred	Common	Common	Stock	Paid in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Issuable	Capital	Deficit	(Deficit)
Net Loss Inception (March 26, 2008) to 12/31/2008	-	$-	-	$-	-	$-	$(282,194)	$(282,194)
Stock issued at inception	-	-	5,771.44	6	-	93,515	-	93,521
Net Loss for year ended December 31, 2009	-	-	-	-	-	-	(457,774)	(457,774)
Balance December 31, 2009	-	-	5,771	6	-	93,515	(739,968)	(646,447)
Stock issued for services	-	-	133.33	0	-	13,000	-	13,000
Stock issued for debt reduction	-	-	400	0	-	22,748	-	22,748
Net Loss for year ended December 31, 2010	-	-	-	-	-	-	(211,081)	(211,081)
Balance December 31, 2010	-	-	6,305	6	-	129,263	(951,049)	(821,780)
Stock issued for services	-	-	26,666.67	27	-	2,999,973	-	3,000,000
Stock issued for debt reduction	-	-	10,406.67	10	-	19,990	-	20,000
Net loss for year ended December 31, 2011	-	-	-	-	-	-	(3,137,881)	(3,137,881)
Balance December 31, 2011	-	-	43,378	43	-	3,149,226	(4,088,930)	(939,661)
Stock issued pursuant to share exchange- addendum was later executed on April 30, 2013	-	-	4,000,000	4,000	-	(4,000)	-	-
Stock issuable pursuant to addendum to share exchange agreement	-	-	-	-	20,000	2,080,000	-	2,100,000
Stock issued for debt reduction	-	-	2,920,000	2,920	-	70,080	-	73,000
Stock issued for services	-	-	969.52	1	-	2,882	-	2,883
Net loss for year ended December 31, 2012	-	-	-	-	-	-	(2,148,761)	(2,148,761)
Balance December 31, 2012	-	-	6,964,348	6,964	20,000	5,298,188	(6,237,691)	(912,539)
Stock cancelled per addendum to share exchange agreement	-	-	(4,000,000)	(4,000)	-	4,000	-	-
Stock issued per addendum to share exchange agreement	-	-	400,000	400	(20,000)	19,600	-	-
Preferred stock for services	5,000,000	5,000	-	-	-	-	-	5,000
Stock for services	-	-	400,000	400	-	43,600	-	44,000
Net loss for year ended December 31, 2013	-	-	-	-	-	-	(1,442,631)	(1,442,631)
Balance December 31, 2013	5,000,000	5,000	3,764,348	3,764	-	5,365,388	(7,680,322)	(2,306,170)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	-	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	-	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	-	752,250	-	765,000
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(470,583)	(470,583)
Balances December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,150,905)	$(2,028,654)
Adj. Prepaid Expenses						(253,726)	(407,084)	(660,810)
Stock issued during year			1,750,000	$1,750		$-		$1,750
Net Loss for year ended Dec. 31, 2015							$(1,018,006)	$(1,018,006)
Balances December 31, 2015	5,000,000	$5,000	20,884,708	$20,885		$6,098,117	$(9,168,912)	$(3,012,256)
Net Loss for Quarter Mar. 31, 2016							$182,631	$182,631
Balances March 31, 2016	5,000,000	$5,000	20,844,708	$20,885		$6,098,117	$(8,986,282)	$(2,862,280)

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$182,631	$(84,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208	207
Stock issued for services	-	-
Bad Debts	-	-
Changes in Operating Assets and Liabilities
Increase in accounts payable & accrued expenses	-	13,200
Increase in Advance to Related Party	-	-
Increase in Note Receivable		-
Decrease in Prepaid Expenses	-
Increase in accrued interest	(7,886)	19,972
Increase (decrease) in accounts receivable, net	15,759	-
Derivative expense	-	-
Net Cash Used in Operating Activities	190,712	(51,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related party	-	27,000
Payments on note payable to related party	-	-
Proceeds from note payable	-	5,000
Net Cash Provided by Financing Activities	-	32,000
Net (Decrease) Increase in Cash	190,712	(19,218)
Cash at Beginning of Period	15,178	20,994
Cash at End of Period	$205,890	$1,776
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND DECEMBER 31, 2015

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

The Company's operations consist of providing turnkey integration of electronic security systems for various types of industries, such as transportation, gaming and other secure operations in both government and private sectors. The integration includes surveillance, access control, network infrastructure, data communications and fire and burglar alarm systems. Today, security technologies are evolving rapidly and require remote access through various networks, firewalls, and internet security. Surveillance systems and access control are all network- dependent and work best for the end user when they are completely integrated. The Company's mission is to provide a complete integration of the various electronic security systems with the computer networks that they are dependent upon and ensuring that the systems will remain secure from potential cyber attack.

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Restatement of Financial Statements

Certain amounts in the prior period financial statements have been adjusted to conform to the current period presentation pursuant to a 1 for 50 reverse stock split on, see Note 14.

Neither the financial statements nor the notes have been reviewed by our auditors.

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of March 31, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful accounts balance of $0 at March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10- 35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Neither the financial statements nor the notes have been reviewed by our auditors.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended March 31, 2016 and December 31, 2015.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful lives of 5 to 7 years. Maintenance and repairs are charged to operations when incurred. Betterment and renewals are capitalized when deemed material. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

Long Lived Assets

The Company reviews the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recover-ability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from its estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of its customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

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

Segment information

During 2015 & 2016, the Company only operated in one segment; therefore, segment information has not been presented.

Neither the financial statements nor the notes have been reviewed by our auditors.

Share based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded as a component of general and administrative expenses.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At March 31, 2016, there were 30,166,314 potential dilutive shares outstanding which relate to the outstanding warrants with exercise prices below the closing trading price of the Company’s stock as of March 31, 2016.

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

Recent accounting pronouncements

On January 15, 2014—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Accounting for Goodwill (Topic 350). The Update simplifies the accounting alternative, if elected, to goodwill existing as of the beginning of the period of adoption and any new goodwill recognized in annual periods beginning after December 15, 2014.

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

Neither the financial statements nor the notes have been reviewed by our auditors.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $8,986,282 from inception (September 27, 1984) to March 31, 2016. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

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

In response to these problems, management has taken the following actions:

•	seeking additional debt and/or equity financing,

•	continue with development and implementation of the business plan,

•	assess business markets and related opportunities so that more significant revenues can be generated, and

•	allocation of sufficient resources to continue with service and product marketing efforts.

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

NOTE 5 - PREPAIDS

The prepaid asset balance at March 31, 2016, is a prepaid office rent deposit of $2,000.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company had the following accounts receivable balances as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts Receivable	$15,579	$0
Less: Allowance for Doubtful Accounts	-	-
Total	$15,579	$0

Neither the financial statements nor the notes have been reviewed by our auditors.

In the year ended December 31, 2015, the Company recorded $-0- of bad debt expense and the same for the period ended March 31, 2016. As of March 31, 2016, the Company had fully reduced the accounts receivable balance with the allowance for doubtful account balance due to the certainty of non-collection of receivables. Therefor the Company wrote off the accounts receivable and allowance for doubtful accounts balances to zero.

NOTE 7 - FIXED ASSETS

At March 31, 2016 and December 31, 2015 the Company has the following fixed assets:

	March 31, 2016	December 31, 2015
Furniture and Equipment	$5,808	$5,808
Less Accumulated Depreciation	(3,606)	(3,190)
Fixed Assets, net	$2,202	$2,618

Depreciation expense for the period ended March 31, 2016 was $208. Depreciation expense for the year ended December 31, 2015 was $830.

NOTE 8 - NOTES PAYABLE

The company has unsecured notes payable and convertible notes payable to related parties and non-related parties at March 31, 2016 under the following general terms:

Convertible notes payable to related parties

Between May 12, 2008 and December 29, 2011, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Bonavel Development, S.A. for a total amount of $130,820. The notes bear a 10% interest rate per annum and have a maturity date of March 31, 2015 and are currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2015, there is a principal balance outstanding in the amount of $37,820 with accrued interest of $45,047. Of the total amount of $130,820 in principle, $93,000 was converted into stock of the Company, all of which occurred prior to January 1, 2013. As of June 30 2015, the Company recorded a derivative liability of $164,005 which was calculated using the Black Scholes Model.

Between November 2, 2009 and December 21, 2012, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Alco Scanning Services, Inc. for a total amount of $348,643. The notes bear a 10% interest rate per annum and have a maturity date of December 31, 2012, and are currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2015, there is a principal balance outstanding in the amount of $256,891 with accrued interest of $120,123. Of the total amount of $348,643 in principle, $91,752 was repaid with cash, all of which occurred prior to January 1, 2013. As of June 30, 2015, no principle has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $744,500 which was calculated using the Black Scholes Model.

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

On June 3, 2009, the Company entered into a convertible promissory note with Marflu S.A. for a total amount of $200,000. The note bears 10% interest rate per annum and has a maturity date of June 3, 2014, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.001 per share. As of June 30, 2015, there is a principal balance outstanding in the amount of $200,000 with accrued interest of $87,447. As of June 30, 2015, no principle has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $467,853 which was calculated using the Black Scholes Model.

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

Neither the financial statements nor the notes have been reviewed by our auditors.

On December 12, 2014, the Company entered into a convertible promissory note with Erik Miller in the amount of $50,000 with an interest rate of 10% per annum, unsecured, and due December 12, 2015. The convertible note’s principal and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to $0.10 per share. As of June 30, 2015, no principal has been converted into shares of stock in the Company. As of June 30, 2015, the Company recorded a derivative liability of $77,260 which was calculated using the Black Scholes Model.

On March 2, 2015, the Company entered into a convertible promissory note with Craig Plummer in the amount of $25,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2015, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2015.

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

On April 20, 2015, the Company entered into a convertible promissory note with Casey Saunders in the amount of $10,000 with an interest rate of 20% per annum. The note was paid off personally by Sylvain Desrosiers on 12/16/2016. The note remains to be convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of March 31, 2016, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of March 31, 2016.

Notes payable to related parties

Beginning on December 31, 2008, Sylvain Desrosiers, CEO has loaned various sums to the company. These are recorded as a loan from related party. The note bears a 10% interest rate per annum and has no maturity date. As of March 31, 2016, there is a principal balance outstanding in the amount of $106,205 with accrued interest of $78,896.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
1. Convertible notes payable to related parties bearing interest at 10% - in default	$294,712	$294,712
2. Convertible notes payable to non-related parties bearing interest at 10%	390,000	375,000
3. Notes payable to related parties bearing interest at 10%	106,205	96,205
Totals	$790,917	$765,917

The Company had an accrued interest balance on the notes payable in the amount of $450,358 and $458,244 as of March 31, 2016 and December 31, 2015.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Neither the financial statements nor the notes have been reviewed by our auditors.

Conversion of Notes Payable

There were no conversions of debt in the period ended March 31, 2016. In the year ended December 31, 2014, two non-related party note holders converted a total of $16,000 of principle debt and $1,500 of accrued interest on said debt into 3,100,000 post reverse-split shares of common stock.

NOTE 9 - SHARE EXCHANGE AGREEMENT

On April 17, 2012, the Company issued 200,000,000 post reverse-split shares of common stock to the sole equity owner of Southern ITS Corporation for 100% of the issued and outstanding shares of capital stock in Southern ITS. This executed share exchange agreement resulted in Southern ITS Corporation becoming a wholly owned subsidiary of the Company.

Addendum to Share Exchange Agreement

On April 30, 2013, the Company entered into an addendum with Southern ITS to amend its previously executed share exchange agreement on April 17, 2012. The addendum includes a mutually agreed upon revaluation of the consideration paid to acquire SIC whereby the new valuation will be 400,000 post reverse-split shares instead of 4,000,000 post reverse-split shares of common stock. The Company returned the initial 4,000,000 post reverse-split shares from Southern ITS which they then canceled. The Company then issued a new certificate for 400,000 post reverse-split to the president of Southern ITS in September of 2013. The Company has restated its prior year comparative financial information to account for this revaluation.

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

NOTE 11 - OFFICER AND RELATED PARTY TRANSACTIONS

Employment agreements with CFO/Treasurer

On August 31, 2014, the Company executed an employment agreement with its CFO and Treasurer, William Noll whereby the Company issued Mr. Noll 2,000,000 post reverse-split shares of common stock for five (5) years services. As of the date of the executed employment agreement, the value of the 2,000,000 post-reverse-split shares of common stock were valued at $0.06 per share which resulted in a valuation of $120,000.

Employment agreement with CEO

On August 31, 2014, the Company executed an employment agreement with its CEO, Sylvain Desrosiers, whereby the Company issued Mr. Desrosiers 10,000,000 post reverse-split shares of common stock for five (5) years services. As of the date of the executed employment agreement, the value of the 10,000,000 post-reverse-split shares of common stock were valued at $0.06 per share which resulted in a valuation of $600,000.

Convertible Notes Payable- Related Parties

As of March 31, 2016 and December 31, 2015, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at March 31, 2016 and December 31, 2015 was $256,891. The note holder may convert to common shares at a fixed price of $0.025 per share.

Neither the financial statements nor the notes have been reviewed by our auditors.

Notes Payable to Related Parties

As of March 31, 2016 and December 31, 2015, the Company has a notes payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $106,205 and $96,205.

Stock issued to Officers

In September of 2013, the Company issued 400,000 post reverse-split common shares and 5,000,000 preferred shares to Sylvain Desrosiers for services completed by December 31, 2013. Mr. Desrosiers is a Director of the Company.

In September of 2014, the Company issued 12,000,000 post reverse-split shares of common stock - 2,000,000 to our CFO and 10,000,000 to our CEO, for past services in lieu of compensation. On July 1, 2015, the company also issued to them separate five (5) year employment agreements for executive services to be provided.

Addendum to Share Exchange Agreement

On April 30, 2013, the Company entered into an addendum with Southern ITS to amend its previously executed share exchange agreement. The addendum includes a mutually agreed upon revaluation of the consideration paid to acquire Southern ITS, whereby the new valuation will be 400,000 post reverse-split shares. The Company was returned the initial 400,000 post reverse-split shares from Jason Bell who is the President of the Company and previous sole shareholder of Southern ITS. The 4,000,000 post reverse-split shares were then canceled and Mr. Bell was issued a new certificate for 400,000 post reverse-split common shares. This agreement was reversed on March 18, 2014 and Mr. Bell returned the 400,000 post reverse-split common shares to the treasury.

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

The Company remains to have Ten Million (10,000,000) preferred shares with a par value of $0.001 authorized. The Company designated 10,000,000 Series A Preferred Stock which have preferred voting rights equal to 500 votes for each 1 preferred share.

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

Neither the financial statements nor the notes have been reviewed by our auditors.

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

On November 17, 2015, the company issued 1,750,000 shares of restricted common stock to JJMJ Consulting. This was done in accordance with their consulting agreement. This brought the total of outstanding shares as of 12/31/2015 to 20,884,708.

Stock Warrants

Included in two of our outstanding convertible notes payable are warrants to purchase our stock. They are as follows,

Warrant 1: 1,000,000 warrants to purchase our stock at an exercise price of $0.05 per share with a 10-year life from May 1, 2010, expiring May 1, 2020.

Warrant 2: 300,000 warrants to purchase our stock at an exercise price of $0.10 per share with a 5-year life from January 30, 2010, expiring on January 30, 2015.

Warrants Exercisable December 31, 2013	Exercise Price ($) per Share	Weighted Average Remaining Contractual Life	Exercised Warrants	Warrants Exercisable December 31, 2014
1,300,000	($0.05 - $0.10)	4.75 years	-	1,300,000

NOTE 13 - CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Southern ITS International has no pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer's business, financial condition, or operations and any current, past, or pending trading suspensions by a securities regulator.

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

Management is contesting certain trade accounts payable of approximately $125,000, due to poor and non- performance of certain vendors. The full amounts have been reported as payables, but management will keep trying to reduce and resolve the outstanding balances.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no additional material subsequent events exist at the time of this report.

Neither the financial statements nor the notes have been reviewed by our auditors.

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

Results of Operations

For three months ended March 31, 2016, compared to three months ended March 31, 2015.

The Company had revenues of $318,605 for the three months ended March 31, 2016, compared to $421,473 for the three months ended March 31, 2015. Our costs of services were $68,842 and $16,976, for periods ended March 31, 2016 and March 31, 2015, respectively.

Our operating expenses were $59,246 in the three months ended March 31, 2016, and consisted of wages of $16,000 and general and administrative expenses of $43,249.  In the three months ended March 15, 2015, our operating expenses were $70,123, and consisted of wages of $9,235, consulting fees of $22,471, professional fees of $5,030, and general and administrative expenses of $33,387.

Our interest expense was $7,886 for the three months ended March 31, 2016 compared to $18,971 in the three months ended March 31, 2015.

Our net profit for the three months ended March 31, 2016, was $182,631 compared to a net loss of $84,597 for three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, the number of shares outstanding was 20,884,708.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 and December 31, 2015, our total assets were $220,300 and $29,796, respectively.

As of March 31, 2016, and December 31, 2015, our total liabilities were $3,099,951 and $3,042,052, respectively.

Cash Flows from Operating Activities

We generated positive cash flows from operating activities of $190,172 for the three months ended March 31, 2016.   Cash flows used in operating activities for the three months ended March 31, 2015, were $19,234.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended March 31, 2016, and 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended March 31, 2016, we had no cash flows from financing activities.  For the three months ended March 31, 2015, net cash from financing activities was $25,000.

We had $15,178 in cash as of December 31, 2015 and $205,890 as of March 31, 2016 for an increase of $190,712 in cash for the three months ended March 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of March 31, 2016 .  Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016,  we had no sales of unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the three months ended March 31, 2016, there were no defaults on our senior securities.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

EXHIBIT SCHEDULE
	Exhibit Number	Document Description
(1)	3.1	Articles of Incorporation.
(1)	3.2	Bylaws
(1)	3.3	Amendment to Articles of Incorporation
(1)	3.4	Certificate of Designation
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the SEC on April 13, 2015.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2023.

SOUTHERN ITS INTERNATIONAL, INC.

By:	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2023.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)
James E. Shipley

