Form 10-Q
period 2016-06-30
SOUTHERN ITS INTERNATIONAL, INC.
filed 2023-12-22
CIK 1468978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 104,320,659 shares of the registrant’s common stock, $0.001 par value per share, outstanding on December 19, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern ITS International, Inc.

Consolidated Financial Statements

June 30, 2016 and December 31, 2015

(Unaudited)

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Current Assets
Cash and Cash Equivalents	$197,727	$15,178
Accounts Receivable, net	-	-
Advances to Non-Related Parties	10,000	10,000
Prepaid Items	2,000	2,000
Total Current Assets	209,727	27,178
Fixed Assets:
Furniture and Equipment	5,808	5,808
Accumulated Depreciation	(3,606)	(3,190)
Total Fixed Assets	2,202	2,618
Total Assets	$211,929	$29,796
Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts Payable & Accrued Expenses	$380,986	$339,273
Accrued Interest	474,016	458,244
Convertible Notes Payable- Related Party	294,712	294,712
Convertible Notes Payable	390,000	390,000
Notes Payable- Related Party	106,205	106,205
Derivative Liability	1,453,618	1,453,618
Total Current Liabilities	3,099,537	3,042,052
Non-Current Liabilities:
Convertible Notes Payable- Related Party	-	-
Total Non-Current Liabilities	-	-
Total Liabilities	3,099,537	3,042,052
Stockholders' Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 5,000,000 shares respectively	5,000	5,000
Common Stock, Par value $0.001, Authorized 50,000,000 shares - Issued 20,884,708 & 20,884,708 shares	20,885	20,885
Paid-In Capital	5,840,442	6,098,117
Deficit Accumulated During Development Stage	(8,753,935)	(8,887,581)
Total Stockholders' Equity	(2,887,608)	(3,012,256)
Total Liabilities and Stockholders' Equity	$211,929	$29,796

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Revenues	$400,907	$53,104
Costs of Services	87,806	19,455
Gross Margin	313,101	33,649
Operating Expenses:
Consulting	-	30,572
Professional Fees	-	5,130
Wages	47,905	24,535
General and Administrative	84,237	70,261
Total Operating Expenses	132,142	130,498
Operating Income (Loss)	180,959	(96,849)
Other Income (Expense):
Interest Expense	(23,658)	(26,687)
Derivative Expense		-
Interest Income	-	-
Total Other Income (Expense)	(23,658)	(26,687)
Net Income (Loss) Before Taxes	157,301	(123,536)
Income Tax Provision	-	-
Net Income (Loss)	$157,301	$(123,536)
Loss per Share, Basic & Diluted	$0.01	$(0.02)
Weighted Average Shares Outstanding	20,884,708	19,134,708

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Common	Additional		Total Stockholders'
	Preferred	Preferred	Common	Common	Stock	Paid in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Issuable	Capital	Deficit	(Deficit)
Net Loss Inception (March 26, 2008) to 12/31/2008	-	$-	-	$-	-	$-	$(282,194)	$(282,194)
Stock issued at inception	-	-	5,771.44	6	-	93,515	-	93,521
Net Loss for year ended December 31, 2009	-	-	-	-	-	-	(457,774)	(457,774)
Balance December 31, 2009	-	-	5,771	6	-	93,515	(739,968)	(646,447)
Stock issued for services	-	-	133.33	0	-	13,000	-	13,000
Stock issued for debt reduction	-	-	400	0	-	22,748	-	22,748
Net Loss for year ended December 31, 2010	-	-	-	-	-	-	(211,081)	(211,081)
Balance December 31, 2010	-	-	6,305	6	-	129,263	(951,049)	(821,780)
Stock issued for services	-	-	26,666.67	27	-	2,999,973	-	3,000,000
Stock issued for debt reduction	-	-	10,406.67	10	-	19,990	-	20,000
Net loss for year ended December 31, 2011	-	-	-	-	-	-	(3,137,881)	(3,137,881)
Balance December 31, 2011	-	-	43,378	43	-	3,149,226	(4,088,930)	(939,661)
Stock issued pursuant to share exchange- addendum was later executed on April 30, 2013	-	-	4,000,000	4,000	-	(4,000)	-	-
Stock issuable pursuant to addendum to share exchange agreement	-	-	-	-	20,000	2,080,000	-	2,100,000
Stock issued for debt reduction	-	-	2,920,000	2,920	-	70,080	-	73,000
Stock issued for services	-	-	969.52	1	-	2,882	-	2,883
Net loss for year ended December 31, 2012	-	-	-	-	-	-	(2,148,761)	(2,148,761)
Balance December 31, 2012	-	-	6,964,348	6,964	20,000	5,298,188	(6,237,691)	(912,539)
Stock cancelled per addendum to share exchange agreement	-	-	(4,000,000)	(4,000)	-	4,000	-	-
Stock issued per addendum to share exchange agreement	-	-	400,000	400	(20,000)	19,600	-	-
Preferred stock for services	5,000,000	5,000	-	-	-	-	-	5,000
Stock for services	-	-	400,000	400	-	43,600	-	44,000
Net loss for year ended December 31, 2013	-	-	-	-	-	-	(1,442,631)	(1,442,631)
Balance December 31, 2013	5,000,000	5,000	3,764,348	3,764	-	5,365,388	(7,680,322)	(2,306,170)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	-	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	-	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	-	752,250	-	765,000
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(470,583)	(470,583)
Balances December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,150,905)	$(2,028,654)
Adj. Prepaid Expenses						(253,726)	(407,084)	(660,810)
Stock issued during year			1,750,000	$1,750		$-		$1,750
Net Loss for year ended Dec. 31, 2015							$(1,018,006)	$(1,018,006)
Balances December 31, 2015	5,000,000	$5,000	20,884,708	$20,885		$6,098,117	$(9,168,912)	$(3,012,256)
Net Gain for Quarter Mar. 31, 2016							$182,631	$182,631
Balances March 31, 2016	5,000,000	$5,000	20,844,708	$20,885		$6,098,117	$(8,986,282)	$(2,862,280)
Net Gain for Quarter June 30, 2016							$157,301	$157,301
Balances June 30, 2016							$(8,828,981)	2,704,979

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$157,301	$(123,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	416	415
Stock issued for services	-	-
Bad Debts	-	-
Changes in Operating Assets and Liabilities
Increase in accounts payable & accrued expenses	9,059	(37,251)
Increase in Advance to Related Party		-
Increase in Note Receivable		-
Increase in Interest Receivable	-	-
Decrease in Prepaid Expenses	-
Increase in accrued interest	(15,772)	54,590
Accrued Expenses	-	(11,362)
Increase (decrease) in accounts receivable, net	-	-
Derivative expense	-	-
Net Cash Used in Operating Activities	182,549	(42,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related party	-	-
Payments on note payable to related party	-	-
Proceeds from note payable	-	25,000
Net Cash Provided by Financing Activities	-	25,000
Net (Decrease) Increase in Cash	182,549	(17,642)
Cash at Beginning of Period	15,178	20,994
Cash at End of Period	$197,727	$3,352
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND DECEMBER 31, 2015

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

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of June 30, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customers ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful accounts balance of $0 at June 30, 2016 and December 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended June 30, 2016 and December 31, 2015.

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

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At June 30, 2016, there were 30,166,314 potential dilutive shares outstanding which relate to the outstanding warrants with exercise prices below the closing trading price of the Company’s stock as of June 30, 2016.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $8,753,935 from inception (September 27, 1984) to June 30, 2016. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

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

NOTE 5 - PREPAIDS

The prepaid asset balance at June 30, 2016, is a prepaid office rent deposit of $2,000.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company had the following accounts receivable balances as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accounts Receivable	$-	$-
Less: Allowance for Doubtful Accounts	-	-
Total	$-	$-

Neither the financial statements nor the notes have been reviewed by our auditors.

In the year ended December 31, 2015, the Company recorded $-0- of bad debt expense and the same for the period ended June 30, 2016. As of June 30, 2016, the Company had fully reduced the accounts receivable balance with the allowance for doubtful account balance due to the certainty of non-collection of receivables. Therefor the Company wrote off the accounts receivable and allowance for doubtful accounts balances to zero.

NOTE 7 - FIXED ASSETS

At June 30, 2016 and December 31, 2015 the Company has the following fixed assets:

	June 30, 2016	December 31, 2015
Furniture and Equipment	$5,808	$5,808
Less Accumulated Depreciation	(3,606)	(3,190)
Fixed Assets, net	$2,202	$2,618

Depreciation expense for the period ended June 30, 2016 was $0. Depreciation expense for the year ended December 31, 2015 was $830.

NOTE 8 - NOTES PAYABLE

The Company has unsecured notes payable and convertible notes payable to related parties and non-related parties at June 30, 2016 under the following general terms:

Convertible notes payable to related parties

Between May 12, 2008 and December 29, 2011, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Bonavel Development, S.A. for a total amount of $130,820. The notes bear a 10% interest rate per annum and have a maturity date of March 31, 2015 and are currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2015, there is a principal balance outstanding in the amount of $37,820 with accrued interest of $45,047. Of the total amount of $130,820 in principle, $93,000 was converted into stock of the Company, all of which occurred prior to January 1, 2013. As of June 30 2016, the Company had recorded a derivative liability of $164,005 which was calculated using the Black Scholes Model.

Between November 2, 2009 and December 21, 2012, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Alco Scanning Services, Inc. for a total amount of $348,643. The notes bear a 10% interest rate per annum and have a maturity date of December 31, 2012, and are currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of June 30, 2016, there is a principal balance outstanding in the amount of $256,891 with accrued interest of $120,123. Of the total amount of $348,643 in principle, $91,752 was repaid with cash, all of which occurred prior to January 1, 2013. As of June 30, 2016, no principle has been converted into shares of stock in the Company. As of June 30, 2016, the Company recorded a derivative liability of $744,500 which was calculated using the Black Scholes Model.

Convertible notes payable to non-related parties

On April 20, 2009, the Company entered into a convertible promissory note with Katherine Loren Armagnac in the amount of $30,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of June 30, 2016, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2016.

On June 3, 2009, the Company entered into a convertible promissory note with Marflu S.A. for a total amount of $200,000. The note bears 10% interest rate per annum and has a maturity date of June 3, 2014, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.001 per share. As of June 30, 2016, there is a principal balance outstanding in the amount of $200,000 with accrued interest of $87,447. As of June 30, 2016, no principle has been converted into shares of stock in the Company. As of June 30, 2016, the Company recorded a derivative liability of $467,853 which was calculated using the Black Scholes Model.

On June 8, 2009, the Company entered into a convertible promissory note with Steven R. Hammond in the amount of $75,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of June 30, 2016, no principle has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2016.

Neither the financial statements nor the notes have been reviewed by our auditors.

On December 12, 2014, the Company entered into a convertible promissory note with Erik Miller in the amount of $50,000 with an interest rate of 10% per annum, unsecured, and due December 12, 2015. The convertible note’s principal and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to $0.10 per share. As of June 30, 2016, no principal has been converted into shares of stock in the Company. As of June 30, 2016, the Company recorded a derivative liability of $77,260 which was calculated using the Black Scholes Model.

On March 2, 2015, the Company entered into a convertible promissory note with Craig Plummer in the amount of $25,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2016.

On March 22, 2015, the Company entered into a convertible promissory note with Chip Spear in the amount of $10,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2016.

On April 20, 2015, the Company entered into a convertible promissory note with Casey Saunders in the amount of $10,000 with an interest rate of 20% per annum. The note was paid off personally by Sylvain Desrosiers on 12/16/2016. The note remains to be convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of June 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of June 30, 2016.

Notes payable to related parties

Beginning on December 31, 2008, Sylvain Desrosiers, CEO has loaned various sums to the company. These are recorded as a loan from related party. The note bears a 10% interest rate per annum and has no maturity date. As of June 30, 2016, there is a principal balance outstanding in the amount of $106,205 with accrued interest of $78,896.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
1. Convertible notes payable to related parties bearing interest at 10% - in default	$294,712	$294,712
2. Convertible notes payable to non-related parties bearing interest at 10%	390,000	375,000
3. Notes payable to related parties bearing interest at 10%	106,205	96,205
Totals	$790,917	$765,917

The Company had an accrued interest balance on the notes payable in the amount of $474,016 and $458,244 as of June 30, 2016 and December 31, 2015.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Neither the financial statements nor the notes have been reviewed by our auditors.

Conversion of Notes Payable

There were no conversions of debt in the period ended June 30, 2016. In the year ended December 31, 2014, two non-related party note holders converted a total of $16,000 of principal debt and $1,500 of accrued interest on said debt into 3,100,000 post reverse-split shares of common stock.

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

Convertible Notes Payable- Related Parties

As of June 30, 2016 and December 31, 2015, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at June 30, 2016 and December 31, 2015 was $256,891. The note holder may convert to common shares at a fixed price of $0.025 per share.

Neither the financial statements nor the notes have been reviewed by our auditors.

Notes Payable to Related Parties

As of June 30, 2016 and December 31, 2015, the Company has a note payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $106,205 and $96,205, respectively.

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

Results of Operations

For three months ended June 30, 2016, compared to three months ended June 30, 2015.

The Company had revenues of $318,605 for the three months ended June 30, 2016, compared to $31,631 for the three months ended March 31, 2015. Our costs of services were $87,806 and $2,479, for periods ended June 30, 2016 and March 31, 2015, respectively.

Our operating expenses were $132,142 in the three months ended June 30, 2016, and consisted of wages of $47,905 and general and administrative expenses of $84,237.  In the three months ended June 30, 2015, our operating expenses were $60,375, and consisted of wages of $15,300, consulting fees of $8,056, professional fees of $100, and general and administrative expenses of $36,8743.

Our interest expense was $23,658 for the three months ended June 30, 2016 compared to $7,716 in the three months ended June 30, 2015.

Our net profit for the three months ended June 30, 2016, was $157,301 compared to a net loss of $84,597 for three months ended June 30, 2015.

As of June 30, 2016 and December 31, 2015, the number of shares outstanding was 20,884,708.

For six months ended June 30, 2016, compared to six months ended June 30, 2015.

The Company had revenues of $400,907 for the six months ended June 30, 2016, compared to $53,104 for the six months ended June 30, 2015. Our costs of services were $87,806 and $19,455, for the six months ended June 30, 2016 and June 30, 2015, respectively.

Our operating expenses were $132,142 in the six months ended June 30, 2016, and consisted of wages of $47,905 and general and administrative expenses of $84,237.  In the six months ended June 30, 2015, our operating expenses were $130,498, and consisted of wages of $24,535, consulting fees of $30,572 professional fees of $5,130, and general and administrative expenses of $70,261.

Our interest expense was $23,658 for the six months ended June 30, 2016 compared to $26,687 in the six months ended June 30, 2015.

Our net profit for the six months ended June 30, 2016, was $157,301 compared to a net loss of $123,536 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016 and December 31, 2015, our total assets were $211,929 and $29,796, respectively.

As of June 30, 2016, and December 31, 2015, our total liabilities were $3,099,537 and $3,042,052, respectively.

Cash Flows from Operating Activities

We generated positive cash flows from operating activities of $182,549 for the six months ended June 30, 2016.   Cash flows used in operating activities for the six months ended June 30, 2015 were $42,642.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended June 30, 2016, and 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended June 30, 2016, we had no cash flows from financing activities.  For the six months ended June 30, 2015, net cash from financing activities was $25,000.

We had $15,178 in cash as of December 31, 2015 and $197,727 as of June 30, 2016 for an increase of $182,549 in cash for the six months ended June 30, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2016.  Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2016, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the six months ended June 30, 2016, there were no defaults on our senior securities.

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

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the SEC on April 13, 2015.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2023.

SOUTHERN ITS INTERNATIONAL, INC.

By:	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2023.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)
James E. Shipley

