Form 10-Q
period 2016-09-30
SOUTHERN ITS INTERNATIONAL, INC.
filed 2024-01-11
CIK 1468978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 104,320,659 shares of the registrant’s common stock, $0.001 par value per share, outstanding on January 8, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Southern ITS International, Inc.

Consolidated Financial Statements

September 30, 2016 and December 31, 2015

(Unaudited)

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Current Assets
Cash and Cash Equivalents	$40,475	$15,178
Accounts Receivable, net	-	-
Advances to Non-Related Parties	10,000	10,000
Prepaid Items	2,000	2,000
Total Current Assets	52,475	27,178
Fixed Assets:
Furniture and Equipment	5,808	5,808
Accumulated Depreciation	(3,814)	(3,190)
Total Fixed Assets	1,994	2,618
Total Assets	$54,469	$29,796
Liabilities and Stockholders’ Deficit:
Current Liabilities
Accounts Payable & Accrued Expenses	$321,491	$339,273
Accrued Interest	474,016	458,244
Convertible Notes Payable- Related Party	294,712	294,712
Convertible Notes Payable	390,000	390,000
Notes Payable- Related Party	106,205	106,205
Derivative Liability	1,453,618	1,453,618
Total Current Liabilities	3,040,042	3,042,052
Non-Current Liabilities:
Convertible Notes Payable- Related Party	-	-
Total Non-Current Liabilities	-	-
Total Liabilities	3,040,042	3,042,052
Stockholders’ Equity:
Preferred Stock, Par value $0.001, Authorized 10,000,000 shares Issued 5,000,000 shares respectively	5,000	5,000
Common Stock, Par value $0.001, Authorized 50,000,000 shares - Issued 20,884,708 & 20,884,708 shares	20,885	20,885
Paid-In Capital	6,098,117	6,098,117
Deficit Accumulated During Development Stage	(9,109,575)	(8,887,581)
Total Stockholders’ Equity	(2,985,573)	(3,012,256)
Total Liabilities and Stockholders’ Equity	$54,469	$29,796

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Revenues	$409,057	$727,680
Costs of Services	88,016	464,689
Gross Margin	321,041	262,991
Operating Expenses:
Consulting	-	32,074
Professional Fees	1,500	5,130
Wages	90,742	45,196
General and Administrative	145,804	165,551
Total Operating Expenses	238,046	247,951
Operating Income (Loss)	82,995	15,040
Other Income (Expense):
Interest Expense	(23,658)	(34,415)
Derivative Expense		-
Interest Income	-	-
Total Other Income (Expense)	(23,658)	(34,415)
Net Income (Loss) Before Taxes	59,337	(19,375)
Income Tax Provision	-	-
Net Income (Loss)	$59,337	$(19,375)
Loss per Share, Basic & Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	20,884,708	19,134,708

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Common	Additional		Total Stockholders’
	Preferred	Preferred	Common	Common	Stock	Paid in	Accumulated	Equity
	Shares	Stock	Shares	Stock	Issuable	Capital	Deficit	(Deficit)
Balance March 25, 2008	0	0	0	0	0	0	0	0
Net Loss Inception (March 26, 2008) to 12/31/2008	-	$-	-	$-	-	$-	$(282,194)	$(282,194)
Stock issued at inception	-	-	5,771.44	6	-	93,515	-	93,521
Net Loss for year ended December 31, 2009	-	-	-	-	-	-	(457,774)	(457,774)
Balance December 31, 2009	-	-	5,771	6	-	93,515	(739,968)	(646,447)
Stock issued for services	-	-	133.33	0	-	13,000	-	13,000
Stock issued for debt reduction	-	-	400	0	-	22,748	-	22,748
Net Loss for year ended December 31, 2010	-	-	-	-	-	-	(211,081)	(211,081)
Balance December 31, 2010	-	-	6,305	6	-	129,263	(951,049)	(821,780)
Stock issued for services	-	-	2,666.67	27	-	2,999,973	-	3,000,000
Stock issued for debt reduction	-	-	10,406.67	10	-	19,990	-	20,000
Net loss for year ended December 31, 2011	-	-	-	-	-	-	(3,137,881)	(3,137,881)
Balance December 31, 2011	-	-	43,378	43	-	3,149,226	(4,088,930)	(939,661)
Stock issued pursuant to share exchange- addendum was later executed on April 30, 2013	-	-	4,000,000	4,000	-	(4,000)	-	-
Stock issuable pursuant to addendum to share exchange agreement	-	-	-	-	20,000	2,080,000	-	2,100,000
Stock issued for debt reduction	-	-	2,920,000	2,920	-	70,080	-	73,000
Stock issued for services	-	-	969.52	1	-	2,882	-	2,883
Net loss for year ended December 31, 2012	-	-	-	-	-	-	(2,148,761)	(2,148,761)
Balance December 31, 2012	-	-	6,964,348	6,964	20,000	5,298,188	(6,237,691)	(912,539)
Stock cancelled per addendum to share exchange agreement	-	-	(4,000,000)	(4,000)	-	4,000	-	-
Stock issued per addendum to share exchange agreement	-	-	400,000	400	(20,000)	19,600	-	-
Preferred stock for services	5,000,000	5,000	-	-	-	-	-	5,000
Stock for services	-	-	400,000	400	-	43,600	-	44,000
Net loss for year ended December 31, 2013	-	-	-	-	-	-	(1,442,631)	(1,442,631)
Balance December 31, 2013	5,000,000	5,000	3,764,348	3,764	-	5,365,388	(7,680,322)	(2,306,170)
Stock cancelled J. Bell per agreement	-	-	(400,000)	(400)	-	(19,600)	-	(20,000)
Reverse split (50 to 1) adjustment	-	-	(79,640)	(79)	-	79	-	-
Stock issued for debt reduction	-	-	3,100,000	3,100	-	-	-	3,100
Stock issued for services	-	-	12,750,000	12,750	-	752,250	-	765,000
Net loss for year ended December 31, 2014	-	-	-	-	-	-	(470,583)	(470,583)
Balances December 31, 2014	5,000,000	$5,000	19,134,708	$19,135	-	$6,098,117	$(8,150,905)	$(2,028,654)
Stock issued during year			1,750,000	$1,750		$-		$1,750
Net Loss for year ended Dec. 31, 2015							$(1,018,006)	$(1,018,006)
Balances December 31, 2015	5,000,000	$5,000	20,884,708	$20,885		$6,098,117	$(9,168,912)	$(3,012,256)
Net Gain for 9 months ended Sept. 30, 2016							$59,337	$59,337
Balances Sept. 2016	5,000,000	$5,000	20,884,708	$20,885		$6,098,117	$(9,109,575)	$(2,985,573)

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$59,337	$(19,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	624	622
Stock issued for services	-	-
Bad Debts	-	-
Changes in Operating Assets and Liabilities
Increase in accounts payable & accrued expenses	(50,537)	(37,251)
Increase in Advance to Related Party	101	-
Increase in Note Receivable	-	-
Increase in Interest Receivable	-	-
Decrease in Prepaid Expenses	-	(118,631)
Increase in accrued interest	15,772	62,317
Accrued Expenses	-	60,200
Increase (decrease) in accounts receivable, net	-	-
Derivative expense	-	-
Net Cash Used in Operating Activities	25,297	(14,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes to related party	-	-
Payments on note payable to related party	-	-
Proceeds from note payable	-	-
Net Cash Provided by Financing Activities	-	-
Net (Decrease) Increase in Cash	25,297	(14,867)
Cash at Beginning of Period	15,178	20,994
Cash at End of Period	$40,475	$6,127
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

Neither the financial statements nor the notes have been reviewed by our auditors.

SOUTHERN ITS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

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

On August 15, 2014, the Company amended its articles of incorporation to decrease its authorized shares of common stock from Two Hundred Fifty Million (250,000,000) shares to Fifty Million (50,000,000) shares, with a par value of $0.001. The Company remains to have Ten Million (10,000,000) preferred shares with par value of $0.001 authorized. The Company designated 10,000,000 Series A Preferred Stock which have voting rights equal to 500 votes for each 1 preferred share.

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

Basis of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Southern ITS as of September 30, 2016 and December 31, 2015 for the periods then ended. All intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s ability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debts based on historical experience. The company had an allowance for doubtful accounts balance of $0 at September 30, 2016 and December 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015; no gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended September 30, 2016 and December 31, 2015.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $9,109,575 from inception (September 27, 1984) to September 30, 2016. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to address the going concern issue by funding future operations through the sale of equity capital and by director loans, if needed.

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

NOTE 5 - PREPAIDS

The prepaid asset balance at Septemer 30, 2016, is a prepaid office rent deposit of $2,000.

NOTE 6 - ACCOUNTS RECEIVABLE

The Company had the following accounts receivable balances as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accounts Receivable	$-	$-
Less: Allowance for Doubtful Accounts	-	-
Total	$-	$-

Neither the financial statements nor the notes have been reviewed by our auditors.

In the year ended December 31, 2015, the Company recorded $-0- of bad debt expense and the same for the period ended September 30, 2016. As of September 30, 2016, the Company had fully reduced the accounts receivable balance with the allowance for doubtful account balance due to the certainty of non-collection of receivables. Therefor the Company wrote off the accounts receivable and allowance for doubtful accounts balances to zero.

NOTE 7 - FIXED ASSETS

At September 30, 2016 and December 31, 2015 the Company has the following fixed assets:

	September 30, 2016	December 31, 2015
Furniture and Equipment	$5,808	$5,808
Less Accumulated Depreciation	(3,814)	(3,190)
Fixed Assets, net	$1,994	$2,618

Depreciation expense for the period ended September 30, 2016 was $624. Depreciation expense for the year ended December 31, 2015 was $830.

NOTE 8 - NOTES PAYABLE

The Company has unsecured notes payable and convertible notes payable to related parties and non-related parties at September 30, 2016 under the following general terms:

Convertible notes payable to related parties

Between May 12, 2008 and December 29, 2011, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Bonavel Development, S.A. for a total amount of $130,820. The notes bear a 10% interest rate per annum and have a maturity date of March 31, 2015 and are currently in default. The convertible note’s principal and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of September 30, 2016, there is a principal balance outstanding in the amount of $37,820 with accrued interest of $45,047. Of the total amount of $130,820 in principal, $93,000 was converted into stock of the Company, all of which occurred prior to January 1, 2013. As of September 30 2016, the Company had recorded a derivative liability of $164,005 which was calculated using the Black Scholes Model.

Between November 2, 2009 and December 21, 2012, the Company entered into multiple convertible promissory notes, all of which have identical terms, with Alco Scanning Services, Inc. for a total amount of $348,643. The notes bear a 10% interest rate per annum and have a maturity date of December 31, 2012, and are currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.025 per share. As of September 30, 2016, there is a principal balance outstanding in the amount of $256,891 with accrued interest of $120,123. Of the total amount of $348,643 in principal, $91,752 was repaid with cash, all of which occurred prior to January 1, 2013. As of September 30, 2016, no principal has been converted into shares of stock in the Company. As of September 30, 2016, the Company recorded a derivative liability of $744,500 which was calculated using the Black Scholes Model.

Convertible notes payable to non-related parties

On April 20, 2009, the Company entered into a convertible promissory note with Katherine Loren Armagnac in the amount of $30,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of September 30, 2016.

On June 3, 2009, the Company entered into a convertible promissory note with Marflu S.A. for a total amount of $200,000. The note bears 10% interest rate per annum and has a maturity date of June 3, 2014, and is currently in default. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate fixed at $0.001 per share. As of September 30, 2016, there is a principal balance outstanding in the amount of $200,000 with accrued interest of $87,447. As of September 30, 2016, no principal has been converted into shares of stock in the Company. As of September 30, 2016, the Company recorded a derivative liability of $467,853 which was calculated using the Black Scholes Model.

On June 8, 2009, the Company entered into a convertible promissory note with Steven R. Hammond in the amount of $75,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.10 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of September 30, 2016.

Neither the financial statements nor the notes have been reviewed by our auditors.

On December 12, 2014, the Company entered into a convertible promissory note with Erik Miller in the amount of $50,000 with an interest rate of 10% per annum, unsecured, and due December 12, 2015. The convertible note’s principal and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to $0.10 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. As of September 30, 2016, the Company recorded a derivative liability of $77,260 which was calculated using the Black Scholes Model.

On March 2, 2015, the Company entered into a convertible promissory note with Craig Plummer in the amount of $25,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of September 30, 2016.

On March 22, 2015, the Company entered into a convertible promissory note with Chip Spear in the amount of $10,000 with an interest rate of 10% per annum. The note is convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of September 30, 2016.

On April 20, 2015, the Company entered into a convertible promissory note with Casey Saunders in the amount of $10,000 with an interest rate of 20% per annum. The note was paid off personally by Sylvain Desrosiers on 12/16/2015. The note remains to be convertible into common shares of the Company at a fixed conversion price of $0.25 per share. As of September 30, 2016, no principal has been converted into shares of stock in the Company. The Company did not record derivative liability pertaining to this note because the conversion price is greater than the fair market stock price as of September 30, 2016.

Notes payable to related parties

Beginning on December 31, 2008, Sylvain Desrosiers, CEO has loaned various sums to the company. These are recorded as a loan from related party. The note bears a 10% interest rate per annum and has no maturity date. As of September 30, 2016, there is a principal balance outstanding in the amount of $106,205 with accrued interest of $78,896.

Notes payable to non-related parties

On August 29, 2014, the Company entered into a promissory note agreement with Infinity International Holdings, LLC in the amount of $20,000 with a fixed interest payment of $20,000 interest due within 360 days.

The following table summarized the Company’s notes payable and convertible notes payable balances as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
1. Convertible notes payable to related parties bearing interest at 10% - in default	$294,712	$294,712
2. Convertible notes payable to non-related parties bearing interest at 10%	390,000	375,000
3. Notes payable to related parties bearing interest at 10%	106,205	106,205
Totals	$790,917	$790,917

The Company had an accrued interest balance on the notes payable in the amount of $474,016 and $458,244 as of September 30, 2016 and December 31, 2015.

The convertible note holders may convert at any time to common shares at a per share price stipulated in their agreement.

Neither the financial statements nor the notes have been reviewed by our auditors.

Conversion of Notes Payable

There were no conversions of debt in the period ended September 30, 2016 or December 31, 2015.

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

Convertible Notes Payable- Related Parties

As of September 30, 2016 and December 31, 2015, the Company has convertible notes payable with one related party company which is 100% owned by our chief executive officer. The notes have an interest rate of 10% and are convertible into shares of the Company at a fixed conversion rate of $0.025 per share. The convertible notes payable to related parties balance at September 30, 2016 and December 31, 2015 was $256,891. The noteholder may convert to common shares at a fixed price of $0.025 per share.

Neither the financial statements nor the notes have been reviewed by our auditors.

Notes Payable to Related Parties

As of September 30, 2016 and December 31, 2015, the Company has a note payable with an officer of the Company. The note bears an interest rate of 10%. The balances are $106,205 and $106,205, respectively.

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

For the year ended December 31, 2013, the Company issued 5,000,000 preferred shares and 400,000 post reverse- split common shares to a director of the Company for services completed prior to December 31, 2013. The Company valued the preferred shares at par $0.001, which resulted in an expense of $5,000. The Company valued the 400,000 post reverse-split common shares at the closing stock price on the date of issuance, September 3, 2013 at $0.11, which resulted in an expense of $44,000. The Company also issued 400,000 post reverse-split common shares to Jason Bell, the President of Company, pursuant to the addendum to the Share Exchange Agreement described in Note 9.

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

Stock Warrants

Included in one of our outstanding convertible notes payable are warrants to purchase our stock. They are as follows,

Warrant 1: 1,000,000 warrants to purchase our stock at an exercise price of $0.05 per share with a 10-year life from May 1, 2010, expiring May 1, 2020.

Warrants Exercisable December 31, 2015	Exercise Price ($) per Share	Weighted Average Remaining Contractual Life	Exercised Warrants	Warrants Exercisable September 30, 2016
1,000,000	($0.05)	4.75 years	-	1,000,000

NOTE 13 - CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Southern ITS International has no pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations and any current, past, or pending trading suspensions by a securities regulator.

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

Results of Operations

For nine months ended September 30, 2016, compared to nine months ended September 30, 2015.

The Company had revenues of $409,057 for the nine months ended September 30, 2016, compared to $727,680 for the nine months ended September 30, 2015. Our costs of services were $88,016 and $464,689 for the periods ended September 30, 2016 and September 30, 2015, respectively.

Our operating expenses were $238,046 in the nine months ended September 30, 2016, and consisted of profession fees of $1,500, wages of $90,742 and general and administrative expenses of $145,804. In the nine months ended September 30, 2015, our operating expenses were $247,951, and consisted of wages of $45,196, consulting fees of $32,074, professional fees of $5,130, and general and administrative expenses of $165,551.

Our interest expense was $23,658 for the nine months ended September 30, 2016 compared to $34,415 in the nine months ended September 30, 2015.

Our net profit for the nine months ended September 30, 2016, was $59,337 compared to a net loss of $19,375 for nine months ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, the number of shares outstanding was 20,884,708.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016 and December 31, 2015, our total assets were $54,469 and $29,796, respectively.

As of September 30, 2016, and December 31, 2015, our total liabilities were $3,040,042 and $3,042,052, respectively.

Cash Flows from Operating Activities

We generated positive cash flows from operating activities of $25,297 for the nine months ended September 30, 2016. Cash flows used in operating activities for the nine months ended September 30, 2015 were $14,867.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended September 30, 2016, and 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended June 30, 2016 and September 30, 2015, we had no cash flows from financing activities.

We had $15,178 in cash as of December 31, 2015 and $40,475 as of September 30, 2016 for an increase of $25.297 in cash for the nine months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2016. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2016, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the nine months ended September 30, 2016, there were no defaults on our senior securities.

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

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form 10 filed with the SEC on April 13, 2015.
#	Filed herewith.
##	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2024.

SOUTHERN ITS INTERNATIONAL, INC.

By:	/s/ James E. Shipley
James E. Shipley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 11, 2024.

Signature	Title

/s/ James E. Shipley	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)
James E. Shipley